Form 10-Q
period 2014-10-31
OCULUS INC.
filed 2014-12-22
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-198068
OCULUS INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1451 West Cypress Creek Road, Suite 400, Fort Lauderdale, FL				33309
(Address of principal executive offices)				(Zip Code)
(888) 623-8883
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
46,367,670 common shares issued and outstanding as of December 22, 2014.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

Oculus Inc.

October 31, 2014

Index

Balance Sheets (unaudited)...................................................................................................................................................... F–2

Statements of Operations (unaudited).................................................................................................................................... F–3

Statement of Cash Flows (unaudited)..................................................................................................................................... F–4

Notes to the Financial Statements (unaudited)..................................................................................................................... F–5

Oculus Inc.

Balance Sheets

(Unaudited)

	October 31, 2014	April 30, 2014

ASSETS

Current Assets

Cash and cash equivalents	$ 23,058	$ 40,364
Inventory	3,026	–
Prepaid expense	872	–

Total Assets	$ 26,956	$ 40,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$ 11,761	$ 1,236

Total Liabilities	11,761	1,236

Contingencies and Commitments Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464

Additional paid-in capital	40,639	40,639

Accumulated deficit	(25,908)	(1,975)

Total Stockholders’ Equity	15,195	39,128

Total Liabilities and Stockholders’ Equity	$ 26,956	$ 40,364

The accompanying notes are an integral part of the financial statements.

Oculus Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31, 2014	For the Six Months Ended October 31, 2014

Operating Expenses

General and administrative expenses	17,135	23,933

Total Operating Expenses	17,135	23,933

Net Loss	$ (17,135)	$ (23,933)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	46,367,670

The accompanying notes are an integral part of the financial statements.

Oculus Inc.

Statement of Cash Flows

(Unaudited)

For the Six Months Ended October 31, 2014

Cash Flows from Operating Activities

Net loss	$(23,933)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,525
Inventory	(3,026)
Prepaid expense	(872)

Net Cash Used In Operating Activities	(17,306)

Decrease in Cash	(17,306)

Cash and cash equivalents - Beginning of Period	40,364

Cash and cash equivalents - End of Period	$23,058

Supplementary Information:
Interest paid	$–
Income taxes paid	$–

The accompanying notes are an integral part of the financial statements.

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

1.       Nature of Business and Continuance of Operations

Oculus Inc. (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company is in the business of selling and providing services for GPS Tracking Devices which will be marketed in the United States, Canada and Europe.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2014, the Company has incurred losses totalling $25,908 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is April 30.

b)       Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's April 30, 2014 report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end April 30, 2014, have been omitted.

c)       Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

d)       Foreign Currency Translation

The Company’s planned operations will be in the United States, Canada, Europe and Asia which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

e)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)        Inventory

Inventory is stated at the lower of cost or market. At October 31, 2014, inventory consists of GPS Tracking Device units.

g)       Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

h)       Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as at October 31, 2014.

i)         Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2014, the Company has no potentially dilutive securities outstanding.

j)        Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We did not grant any stock options during the period ended October 31, 2014.

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

k)       Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended July 31, 2014.

3.       Commitments

On June 20, 2014, the Company entered into a supply agreement with Shenzhen Coban Electronics Co., Ltd for the supply of the GPS tracking devices the Company plans on marketing as AnyTrack GPS.  This is a non-exclusive distribution agreement for the territories of North America, Jamaica, Dominican Republic and Europe.  The Company is required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended.  The devices carry a manufacturer’s warranty of one year. The Company has purchased 100 devices for its initial order for a total of $3,026.

4.       Stockholders’ Equity

The Company’s authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the six months ended October 31, 2014.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Oculus Inc., unless otherwise indicated. We have no subsidiaries.

Corporate Overview

We were incorporated on January 9, 2014 under the laws of the state of Nevada. We have predominately been involved in administrative activities such as setting up bank accounts, establishing relationships with service providers and establishing our office facilities.

We are a company in the business of selling and providing services for GPS Tracking Devices. Our product, called the AnyTrack GPS is a next generation remote personal locator device used to primarily located and aid in the timely rescue of missing children, the elderly and pets. In addition, our devices will have additional functionalities, such as keeping track of heart rates, with data being sent remotely and in the future we will add additional functionalities such as keeping track of blood alcohol content, which will be useful for parolees or anyone that has been convicted of a DUI. In addition to selling these devices, we will offer monthly services, such as tracking and data collection at a monthly fee. We plan to market our devices to the U.S., Canada and Europe and then extending to Asia.

On June 20, 2014, we entered into a supply agreement with Shenzhen Coban Electronics co., Ltd for the supply of the GPS tracking devices we plan on marketing as AnyTrack GPS. This is a non-exclusive distribution agreement for the territories of North America, Jamaica, Dominican Republic and Europe. We are required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended. The devices carry a manufacturer’s warranty of one year. The Company has purchased 100 devices for its initial order for a total of $3,026. Initially, we plan to re-sell these devices to the public under our AnyTrack brand name. If we are able to generate sufficient revenues or additional financing, we plan on developing proprietary products such as wristbands, watches, or dog collars which will incorporate these devices.

Our products and services, as well as our website and mobile interface are all in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

We currently employ third party developers to construct our planned website. We anticipate that we will be able to conduct alpha testing of our network, website and data and locations services by the first quarter of 2015. Thereafter, we will conduct beta testing by a limited group of users. We expect that beta testing will be complete by the second quarter of 2015. Beginning in June of 2015, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in September of 2015. We have not yet hired any commissioned sales people.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements or commitments in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $275,000 budget that we require to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our corporate, legal and accounting expenses. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

The address of our principal executive office is 1451 W Cypress Creek Road, Suite 300, Ft. Lauderdale, FL 33309, United States. Our telephone number is (888) 623-8883. Our fiscal year end is April 30.

Cash Requirements

We intend to continue to develop our website, purchase additional product to sell to customers and market our company during the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Anticipated Cash Requirements

Months 1-3

Purchase of product	$10,000
Website Development	$10,000
Marketing	-
General and administrative	$5,000
Total	$25,000

Months 4-6

Purchase of product	$30,000
Website Development	-
Marketing	$10,000
General and administrative	$10,000
Total	$50,000

Months 7-9

Purchase of product	$50,000
Website Development	-
Marketing	$30,000
General and administrative	$10,000
Total	$90,000

Months 10-12

Purchase of product	$60,000
Website Development	-
Marketing	$40,000
General and administrative	$10,000
Total	$110,000

In order to fully carry out our business plan, we need additional financing of approximately $275,000 for the next 12 months as we have approximately $23,000 on hand as of October 31, 2014. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Three months ended October 31, 2014 compared to three months ended October 31, 2013.

Our operating expenses for the three and six month periods ended October 31, 2014 and October 31, 2013 are outlined in the table below:

	Three	Six
	months	months
	ended	ended
	October 31,	October 31,
	2014	2014
General and administrative expenses	$17,147	$23,958
Foreign exchange (gain)	$(12)	$(25)
Net Loss:	$(17,135)	$(23,933)

Operating expenses for the three months ended October 31, 2014 were $17,135 compared with $23,933 for the six month period ended October 31, 2014. The increase of $6,798 in general and administrative expenses for the six-month period ended October 31, 2014 resulted primarily from costs related to filing our Registration Statement with the SEC.  Our net losses for the three and six-month periods ended October 31, 2014 were $17,135 and $23,933, respectively.

Revenue

We have not had any revenues from operations since inception (January 9, 2014).

Liquidity and Capital Resources

Working Capital

	As at	As at
	October 31,	April 30,
	2014	2014
Current Assets	$26,956	$40,364
Current Liabilities	$11,761	$1,236
Working Capital	$15,195	$39,128

Cash Flows

		Six Months
		Ended
		October 31,
		2014
Net cash used in operating activities		$(17,306)
Net cash provided by financing activities	$	Nil
Net cash used in investing activities	$	Nil
Net decrease in cash		$(17,306)

As of October 31, 2014, we had a working capital of $15,195 and $26,956 in current assets. We spent a total of $17,306 on operating activities and did not raise any funds through financing activities for the six months ended October 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

The accompanying unaudited interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's April 30, 2014 report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end April 30, 2014, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translation

Our company’s planned operations will be in the United States, Canada, Europe and Asia which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce our exposure to foreign currency risk. Our company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. At October 31, 2014, inventory consists of GPS Tracking Device units.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. Our company has not made any sales as at October 31, 2014.

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2014, our company has no potentially dilutive securities outstanding.

Stock-Based Compensation

Our company adopted ASC 718, Compensation – Stock-Based Compensation, to account for our stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We did not grant any stock options during the period ended October 31, 2014.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. Our company evaluated and adopted ASU 2014-10 for the reporting period ended October 31, 2014.

Item 3.           Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.        Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)
(10)	Material Contracts
10.1	Non-Exclusive Distribution Agreement with Shenzhen Coban Electronics Co., Ltd. dated June 20, 2014 (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCULUS INC.
(Registrant)
Dated: December 22, 2014	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)