Form 10-Q
period 2015-01-31
OCULUS INC.
filed 2015-03-17
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				January 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-198068
OCULUS INC.
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
1451 West Cypress Creek Road, Suite 400, Fort Lauderdale, FL					33309
(Address of principal executive offices)					(Zip Code)
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

[ ]	YES	[X]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
46,367,670 common shares issued and outstanding as of March 17, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

Oculus Inc.

For the Quarter Ended January 31, 2015

Index

Balance Sheets (unaudited)...................................................................................................................................................... F–1

Statements of Operations (unaudited).................................................................................................................................... F–2

Statements of Cash Flows (unaudited)................................................................................................................................... F–3

Notes to the Financial Statements (unaudited)..................................................................................................................... F–4

Oculus Inc.

Balance Sheets

(Unaudited)

	January 31, 2015	April 30, 2014

ASSETS

Current Assets

Cash and cash equivalents	$ 10,321	$ 40,364
Inventory	3,026	–
Prepaid expense	545	–

Total Assets	$ 13,892	$ 40,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$ 15,650	$ 1,236

Total Liabilities	15,650	1,236

Contingencies and Commitments Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464

Additional paid-in capital	40,639	40,639

Accumulated deficit	(42,861)	(1,975)

Total Stockholders’ Equity (Deficit)	(1,758)	39,128

Total Liabilities and Stockholders’ Equity (Deficit)	$ 13,892	$ 40,364

The accompanying notes are an integral part of these financial statements.

Oculus Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2015	For the Nine Months Ended January 31, 2015	For the Period From January 9, 2014 (Date of Inception) to January 31, 2014

Operating Expenses

General and administrative expenses	$ 16,953	$ 40,886	$ –

Total Operating Expenses	16,953	40,886	–

Net Loss	$ (16,953)	$ (40,886)	$ –

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	46,367,670	-

The accompanying notes are an integral part of these financial statements.

Oculus Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended January 31, 2015	For the Period From January 9, 2014 (Date of Inception) to January 31, 2014

Cash Flows from Operating Activities

Net loss	$ (40,886)	$ –

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,414	–
Inventory	(3,026)	–
Prepaid expense	(545)	–

Net Cash Used In Operating Activities	(30,043)	–

Decrease in Cash	(30,043)	–

Cash - Beginning of Period	40,364	–

Cash - End of Period	$ 10,321	$ –

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these financial statements.

Oculus Inc.
Notes to the Financial Statements
(Unaudited)

1.       Nature of Business and Continuance of Operations

Oculus Inc. (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company is in the business of selling and providing services for GPS Tracking Devices which will be marketed in the United States, Canada, Europe and Asia.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company has a working capital deficit, has incurred losses totaling $42,861 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is April 30.

b)       Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the period ended April 30, 2014, thereto contained in the Company’s Form S-1 filed with the SEC on August 12, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end April 30, 2014, have been omitted.

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

f)        Inventory

Inventory is stated at the lower of cost or market. At January 31, 2015, inventory consisted of 100 GPS Tracking Device units, valued at $3,026.

g)       Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

h)       Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at January 31, 2015. The Company had not made any sales as at January 31, 2015.

i)         Financial Instruments

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Oculus Inc.
Notes to the Financial Statements
(Unaudited)

j)        Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2015, the Company had no potentially dilutive securities outstanding.

k)       Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. The Company did not grant any stock options during the period ended January 31, 2015.

l)         Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended October 31, 2014.

m)     Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

3.       Commitments

On June 20, 2014, the Company entered into a supply agreement with Shenzhen Coban Electronics Co., Ltd for the supply of the GPS tracking devices the Company plans on marketing as AnyTrack GPS.  This is a non-exclusive distribution agreement for the territories of North America, Jamaica, Dominican Republic and Europe.  The Company is required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended.  The devices carry a manufacturer’s warranty of one year.  Company has purchased all 100 devices and paid $3,026 during the nine months ended January 31, 2015.

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

On June 20, 2014, we entered into a supply agreement with Shenzhen Coban Electronics Co., Ltd. for the supply of the GPS tracking devices we plan on marketing as AnyTrack GPS. This is a non-exclusive distribution agreement for the territories of North America, Jamaica, Dominican Republic and Europe. We are required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended. The devices carry a manufacturer’s warranty of one year. Our company has purchased 100 devices for its initial order for a total of $3,026. Initially, we plan to re-sell these devices to the public under our AnyTrack brand name. If we are able to generate sufficient revenues or additional financing, we plan on developing proprietary products such as wristbands, watches, or dog collars which will incorporate these devices.

Our products and services, as well as our website and mobile interface are all in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

We currently employ third party developers to construct our planned website. We anticipate that we will be able to conduct alpha testing of our network, website and data and locations services by the second quarter of the 2015 calendar year. Thereafter, we will conduct beta testing by a limited group of users. We expect that beta testing will be completed by the third quarter of the 2015 calendar year. Beginning in June of 2015, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in September of 2015. We have not yet hired any commissioned sales people.

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

Anticipated Cash Requirements

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

In order to fully carry out our business plan, we need additional financing of approximately $275,000 for the next 12 months as we have approximately $10,300 on hand as of January 31, 2015. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Results of Operations

Our operating expenses for the three and nine month periods ended January 31, 2015 are outlined in the table below:

	Three months ended January 31, 2015	Nine months ended January 31, 2015	Period from Inception (January 9, 2014) To January 31, 2014
General and administrative expenses	$16,953	$40,886	$-
Net Loss:	$(16,953)	$(40,886)	$-

Operating expenses for the three months ended January 31, 2015 were $16,953, comprised primarily of transfer agent and filing fees of about $12,000 and professional fees of about $3,500. Operating expenses for the nine month period ended January 31, 2015 were $40,886, comprised primarily of about $19,000 in transfer agent and filing fees, $15,000 of professional fees, and $7,000 of legal fees. Our net losses for the three and nine month periods ended January 31, 2015 were $16,953 and $40,886, respectively.  We began our operations on February 1, 2014; therefore, for the period from inception (January 9, 2014) to January 31, 2014, we did not have any financial activities to report.

Revenue

We have not had any revenues from operations as of January 31, 2015.

Liquidity and Capital Resources

Working Capital

	As at January 31, 2015	As at April 30, 2014
Current Assets	$13,892	$40,364
Current Liabilities	15,650	1,236
Working Capital	$(1,758)	$39,128

Cash Flows

	Nine Months Ended January 31, 2015	Period from Inception (January 9, 2014) To January 31, 2014
Net cash used in operating activities	$(30,043)	$-
Net cash provided by financing activities	-	$-
Net cash used in investing activities	-	$-
Net decrease in cash	$(30,043)	$-

As at January 31, 2015, we had a working capital deficit of $1,758 and $13,892 in current assets. We spent a total of $30,043 on operating activities and did not raise any funds through financing activities for the nine months ended January 31, 2015.

We did not have any cash transactions for the period from inception (January 9, 2014) to January 31, 2014; therefore, we did not have any financial activities to report.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the period ended April 30, 2014, thereto contained in the Company’s Form S-1 filed with the SEC on August 12, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end April 30, 2014, have been omitted.

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at January 31, 2015. Our company had not made any sales as at January 31, 2015.

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

OCULUS INC.
(Registrant)
Dated: March 17, 2015	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)