Form 10-K
period 2015-04-30
OCULUS INC.
filed 2015-08-13
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [              ] to [             ]

Commission file number 333-198068

Oculus Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1451 W Cypress Creek Road, Suite 300 Ft. Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 623-8883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No 

Aggregate market value of the voting and non-voting common equity  held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

46,367,670 common shares as of August 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Oculus Inc., unless otherwise indicated.

Corporate Background

We were incorporated on January 9, 2014 under the laws of the state of Nevada. Our principal executive offices are located at 1451 W Cypress Creek Road, Suite 300, Ft. Lauderdale, FL 33309, United States. Our telephone number is (888) 623-8883.  Our fiscal year-end is April 30.  Since we are in our startup stage, we have predominately been involved in administrative activities such as setting up bank accounts, establishing relationships with service providers and establishing our office facilities.

We are a development stage company in the business of selling and providing services for GPS Tracking Devices. Our product, the AnyTrack GPS, is a next generation remote personal locator device used to primarily located and aid in the timely rescue of missing children, the elderly and pets. In addition, our devices will have additional functionalities, such as keeping track of heart rates, with data being sent remotely and in the future we will add additional functionalities such as keeping track of blood alcohol content, which will be useful for parolees or anyone that has been convicted of a DUI. In addition to selling these devices, we will offer monthly services, such as tracking and data collection at a monthly fee. We plan to market our devices to the U.S., Canada and Europe and then extending to Asia.

Our products and services, as well as our website and mobile interface are all in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. Our auditors have issued an audit opinion which includes a statement describing substantial doubt about our ability to continue as a going concern.

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

We currently employ third party developers to construct our planned website. We anticipate that we will be able to conduct alpha testing of our network, website and data and locations services by the first quarter of 2015.  Thereafter, we will conduct beta testing by a limited group of users.  We expect that beta testing will be complete by the third quarter of 2015.  Beginning in November of 2015, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in January of 2016.  We have not yet hired any commissioned sales people.

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

Products and Services

We plan to engage in the sales, distribution and services of GPS devices, including tracking devices. We anticipate that our flagship line of products will be named the AnyTrack GPS series. These devices will be marketed as state-of-the-art next generation devices that will act as a remote personal locator. The remote personal locators, also known as tracking devices will serve primary functions and secondary functions. The primary functions will be to locate and immediately and aid in the timely rescue of children, pets and elderly individuals with diseases that would normally cause them to stray from normal daily activities, such as Alzheimer’s disease and dementia.

We plan to employ a multiple distribution strategy to promote the AnyTrack GPS line of products in metropolitan areas in many markets starting in the U.S. Initially, we plan to re-sell the exact devices acquired from Shenzhen Coban Electronics co., Ltd to the public under our AnyTrack brand name.  If we are able to generate sufficient revenues or additional financing, we plan on developing proprietary products such as wristbands, watches, or dog collars which will incorporate these devices.

We plan to distribute these GPS locator devices as well as offer our corresponding GPS location services and other data collection services.  We plan to sell these products and services through multiple channels, namely through brick-and-mortar stores as well as online marketplaces and our own website. We hope to support this multi-distribution strategy by launching comprehensive advertising and public relations campaigns.

We plan for the device being able to be placed in pockets, in purses, in clothing, in hard-to-find areas (for securing against theft), and also be attached to objects, such as vehicles, backpacks and laptop computers. It can also be worn as part of a decorative device, such as jewelry, be placed on a belt or be worn as its own device, such as a watch or wristband.

The main way to track the device is to call or text the device, and within seconds the caller or texter would receive a detailed map and address of the exact location via any mobile device with mapping and a data connection or a computer with map software.

We plan on offering the AnyTrack GPS either in the form of chips (which could attach to anything the customer would like), or in finished products, such as bracelets, wristbands, or collars (for pets).

How it Works

The Global Positioning System (GPS) is a worldwide radio-navigation system formed from the group of 24 satellites and their ground stations. This system is mainly funded and controlled by the U.S. Department of Defense (DOD). This system was initially designed for the U.S. military operation, however today civilians all around the world use the service. The use of this service is free of charge for civilians without any kind of charge or restrictions.

GPS tracking systems use the Global Navigation Satellite System Network. This network uses a range of satellites that use microwave signals that are transmitted to GPS devices to give information on locations, and other types of data such as speed of a particular vehicle, time and direction. Therefore, a GPS tracking device can give both real-time and also historical data with regards to navigation on anything that is transmitting this signal.

Global positioning provides special satellite signals, which are then processed by a receiver. These receivers pinpoint the location and also track data and time. The positions can also be transmitted in three dimensional views with GPS tracking satellites. There are 27 Earth-orbiting satellites that receive and transmit these signals back to earth. They each orbit around Earth every 12 hours and send radio signals from space that are received by GPS receivers.

The operation and control of the Global Positioning System comes down to trilateration, which is a mathematical formulation, which falls into two categories, 2D and 3D. The GPS receiver must know the location of the place to be tracked by three separate satellites orbiting above Earth. Additionally, it must know the distance between the place and each satellite. Units have that multiple receivers that pick up signals from several GPS satellites simultaneously. These radio waves are electromagnetic energy that travels at the speed of light.

GPS tracking systems work in various ways for different situations. In commercial situations, GPS devices are generally used to record the position of vehicles while they are driving, and can help them navigate to a specified location. In passive tracking, systems will store the date within the GPS systems themselves. In active tracking, systems send information regularly to a centralized database via modem within the GPS system. Active GPS tracking is also known as Real-Time tracking or 2-way GPS. Active tracking is also used as the system for monitoring and locating people, allowing parents, children, caregivers or law enforcement to be able to track others. AnyTrack GPS tracking system uses active tracking.

Market

Currently, GPS tracking is used in business and home life.  For example, a delivery company can use GPS tracking in order to know where all its delivery trucks are. This allows the business to ensure that all employees are where they should be during working hours, and the company can also let customers know the location of a truck that is due to deliver to their house.

Parents can track their children via the GPS tracking function within their children’s smartphones. Whether it’s a young child staying over at a friend’s house, or a teenager that has started driving, GPS transmitting devices can pinpoint the location of your children. However, children who are too young to possess mobile phones are not able to be tracked using those devices, so parents may deem other types of devices necessary to track their children. The AnyTrack GPS series of Devices would be using that market for children’s use. This would ensure children would be at the locations they are meant to be, protecting against kidnapping or other various threats.

Additionally, adults who have parents that need to be looked after, or frequently stray from their daily activities, more specifically, elderly people with such diseases as dementia or Alzheimer’s disease may also need these types of devices. If for some reason, they cannot be frequently looked after or even if they are looked after, may find their way into an abnormal situation, these GPS devices would be great for their children to be able to look after them. As of 2009, most people who have Alzheimer’s disease are over 60 years old, in more shocking is that one in eight over 60 have contracted it. In the US, over five million people have Alzheimer’s and is steadily continuing to grow. We expect a high penetration rate of this market.

A third and also very important use for these devices would be for pets, specifically for dogs and cats. These GPS devices would be in the form of collars that transmit a GPS signal and pet owners would be able to track their pets to make sure they are not lost or accidentally run away.

Employees

Currently, we do not have any employees other than our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

Description of Property and Facilities

As of the date of this Prospectus, our executive, administrative, and operating offices are located at 1451 W Cypress Creek Road, Suite 300, Ft. Lauderdale, FL 33309, United States.  We believe these facilities are adequate for our current needs. The offices are currently provided to us at no cost by our sole director and officer. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Competitive Business Conditions

In the GPS Tracking Industry, consumers are searching for the most effective product at the lowest possible price; different market segments will put different emphases on ease of use versus reliability or cost, depending on their needs and budgets. Although we will emphasize some aspects of our products differently for the distinct market segments described above, our products beat the competition on many grounds.

While many companies offer GPS tracking and location services, AnyTrack will offer additional data tracking services that would be vital to life saving situations in the case of several types of emergencies. Such situations could be tracking medical data, such as heart rate and blood sugar. These vital pieces of information would be sent remotely, either to a hospital, care taker or children of the elderly and could save valuable time in the process. Additionally with the use of mobile devices, this data could be sent either as a text message or notification to one’s mobile phone, so the receiver could get this information instantaneously and make sure help is on the way. Few other competitors offer such capabilities, and instead just offer location tracking. Additionally, in the future, we plan to evolve our technology and offer even more monitoring services that could attract a whole new area of clientele.

While the competitors may be operating similar business models, we plan to build our competitive position in the industry through the following ways:

•         build out our Board of Directors and Executive management team with skilled and proficient professionals;

•         continue to develop and acquire highly innovative technologies that can be considered of a disruptive nature to those conventional technologies applied in the current marketplace

•         provide a comprehensive range of environmental project and design consultative services;

•         provide marketing and promotion services for the public awareness and reputation of sustainability initiatives.

However, since we are a newly-established company, we face the same problems as other new companies starting up in an industry. Our competitors may develop similar technologies to ours and use the same methods as we do and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their technologies or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Compliance with Government Regulation

Once we begin operations, we will be subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business.  In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of data collection and GPS tracking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We intend to post on our website a privacy policy and user agreement, which will describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws, and their application to the Internet is unclear, evolving and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new regulations will be enacted. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure. We do not believe that we are or will become subject to any environmental laws or regulations of the United States, Canada or Europe, all locations of which we intend to operate in.

Research and Development Expenditures

We have not incurred any research and development expenditures since inception.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not currently own any intellectual property other than the contents of our website: www.myoculusinc.com.

Enforceability of Civil Liabilities Against Foreign Persons

It may be difficult to bring and enforce suits against our management in the United States as they are citizens of Canada. Our company, however, is incorporated in the State of Nevada. Cash and our material contracts are our only assets.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which Oculus is a party or in which any director, officer, or affiliate of Oculus, or any owner of record or beneficially of more than 5% of any class of voting securities of Oculus, or any other security holder is a party adverse to Oculus or has a material interest adverse to Oculus. Oculus’ property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Risks Associated with Our Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $45,808 for the year ended April 30, 2015. On April 30, 2015, we had no cash on hand. Because we are a startup company and are yet to attain profitable operations, in their report on our financial statements for the year ended April 30, 2015, our independent auditors included a footnote to our financial statements regarding their substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the management’s assessment of our ability to continue as a going concern.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

We are a development stage company in a highly competitive industry. We have no operating history, no customers and no revenues. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

•         our business model and strategy are still evolving and are continually being reviewed and revised;

•         we may not be able to raise the capital required to develop our initial client base and reputation; and

•         we may not be able to successfully develop our planned products and services.

There is no assurance that we will be able to commence operations, generate revenue or that our future operations, if any, will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in us will decline.

Risks Associated with Our Business

We may not succeed if we are unable to attract employees and retain the services of our key personnel.

Our performance is substantially dependent on retaining current management and key personnel and on recruiting and hiring additional management and key personnel. In particular, we will rely on the expertise of Leon Henry, our Chief Executive and Financial Officer. If we are unable to retain Mr. Henry, or if we are unable to hire suitable sales, marketing, and operational personnel, we may not be able to successfully develop, improve, market, and sell products based on our technology. We have not obtained key-man life insurance on our officers or directors. Competition for individuals with the qualifications that we require is intense, and we may not be able to attract, assimilate, or retain these highly qualified people. The failure to attract, integrate, motivate, and retain these employees could harm our business.

It may be difficult for our stockholders to enforce any civil liabilities against us or our officers or directors because many of our officers and substantially all of our operations are currently outside the United States.

Many of our assets are located outside the United States, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state.

We have chosen to limit the liability of our directors and indemnify our officers and directors to the maximum extent permitted by law, which may result in significant costs to us.

Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Nevada law. In addition, our bylaws require us to indemnify our directors and officers and allow us to indemnify our other employees and agents to the fullest extent permitted at law. Our chief executive officer, our former chief financial officer, and one of our employees have been named as defendants in a counterclaim against us, and we are advancing legal fees on their behalf and will indemnify them unless doing so is not allowed under Nevada law. These claims for indemnification may result in significant costs to us. If we permit indemnification for liabilities arising under the Securities Act of 1933 to directors, officers, or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

Fluctuations in the value of the United States dollar as compared to other currencies may affect our financial performance.

We expect a substantial portion of our revenues to be based on sales and services rendered to customers outside the United States, in Canada and Asia. As a result, if the relative strength of the dollar increases as related to the value of the Canadian dollar and the relevant Asian currency, our financial performance would likely be adversely affected and it would become more difficult to compete with entities whose operations were conducted outside the United States in the relevant currencies. We have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, they may not be cost-effective or fully offset such future currency risks.

Our sole director and officer has limited leadership and management experience.

Mr. Henry has extensive experience in information technology and has been running his own small business since 1999.  However, he has limited leadership and management experience and has never worked in any capacity related to the manufacturing and distribution of products.  As a consequence, Mr. Henry may not have the necessary experience or knowledge to implement our business plan in the optimal manner.  This may lead to us not being able to initiate full scale operations, generate revenue or achieve profitability.  If that occurs, you may lose your entire investment.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no assurance that management will be able to manage growth effectively.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you may lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

We may have liabilities to affiliated or unaffiliated third parties incurred in the regular course of our business.

We will regularly do business with third party vendors, customers, suppliers and other third parties and thus we are always subject to the risk of litigation from customers, employees, suppliers or other third parties because of the nature of our business. Litigation could cause us to incur substantial expenses and, negative outcomes of any such litigation could add to our operating costs which would reduce the available cash from which we could fund our ongoing business operations.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The GPS and tracking industries are characterized by rapid technological change that could render our existing technologies obsolete. The development of our technologies entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our technologies to other customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and "hackers" and other similar events, and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We may also not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Our insurance, if any, may not be adequate to compensate us for all the losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our customers, and our revenue may decline and our business could suffer.

The current status of our business depends on securing contracts with suppliers and orders with customers and ensuring products to sell.

To date, although we have entered into a single distribution agreement with our preferred supplier, we cannot guarantee that we will be able to sell specific products or maintain sufficient supply of specific products for our business.  What’s more, we have not yet sold products to any customer or developed a customer base. If we are unable to maintain our relationship with our preferred supplier, or, in the alternative, secure another comparable supplier, we may be forced to cease operations. Similarly, if we fail to develop a customer base we may be forced to cease operations.

Changes in customer preferences, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect our business.

We have not yet developed a customer base or generated any revenues.  However, if we are successful in doing so, the loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for our products related to any such significant customer could have a material adverse impact on our results of operations and cash flows. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on sales. Our results may be adversely impacted in future periods by such customer inventory adjustments. Further, the inability to continue to penetrate new channels of distribution may have a negative impact on our future results.

Problems with product quality or product performance, including defects, in the products we distribute could result in a decrease in customers and revenue, unexpected expenses and loss of market share for our company.

The electronic products we plan to purchase are complex and must meet stringent quality requirements. Products this complex may contain undetected errors or defects, especially when first introduced. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver products with errors or defects, or if there is a perception that our products contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products.

Successful sales and marketing efforts depend on our ability to recruit and retain qualified sales personnel.

The success of our efforts to grow our business depends on the contributions and abilities of our sales force and other personnel, including the ability to achieve adequate customer coverage. Our company must therefore train and motivate sales agents and other personnel sufficiently to support its projected growth. A shortage of these key personnel might jeopardize our ability to implement our growth strategy.

Low demand for our products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth.

Our anticipated competitive advantage is due in part to our ability to acquire and introduce new products in a timely manner at favorable margins. The uncertainties associated with introducing new products, such as market demand and costs, may impede the successful development and introduction of new products on a consistent basis.   Our investments in new product supplies and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

We expect to face significant competition in the market for GPS Tracking Devices, and from other types of tracking devices and GPS products.

Once our business is operational, we expect to face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for GPS devices and GPS tracking devices.

Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including GPS distributors and wholesales, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for hiring and marketing solutions to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Additionally, users of GPS devices may choose to use, or increase their use of, those devices for tracking purposes, which may result in those users decreasing or eliminating their use of AnyTrack GPS. Companies that currently focus on GPS tracking devices could also expand their focus to devices with additional features, such as heart rate monitoring remotely. We intend to establish alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed.

We have a short operating history in a relatively new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history in a relatively new and unproven market that may not develop as expected, if at all. This short operating history makes it difficult to effectively assess our future prospects. Even if we are able to develop our business to the point that we have an operational website, there can be no assurances that we will be able to generate revenue or operate profitably.  You should consider our business and prospects in light of the risks and difficulties we are likely to encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

•       Secure a consistent customer base, both for purchasing devices and subscribing to our monthly subscription plans

•       avoid interruptions or disruptions in our service or slower than expected data loading times;

•       earn and preserve our customers’ trust with respect to their individual reputations and information; As a data tracking company, we must strictly adhere to our privacy pledge

•       responsibly use the data that our members share with us to provide solutions that make our customers more safe and make sure information is kept private

•       develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, as well as the deployment of new features and products;

•       increase revenue from the solutions we provide;

•       process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

•       successfully compete with other companies that are currently in, or may in the future enter, the GPS tracking industry as well as remote data tracking space;

•       successfully expand our business throughout the U.S., Canada and Europe

If the market for GPS tracking devices does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently trade on OTC Pink under the symbol of “OCLLE”.  As of the date of this Annual Report, there has not been a public market developed for our common stock. If a public market does not develop in the future, investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

Since our common stock has not traded for a substantial period of time and, if a market ever develops for our common stock, the price of our common stock is likely to be highly volatile and may decline after the offering. If this happens, investors may have difficulty selling their shares and may not be able to sell their shares at all.

There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•       variations in our quarterly operating results;

•       changes in market valuations of similar companies;

•       announcements by us or our competitors of significant new products; and,

•       the loss of key management.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Because we can issue additional shares of our common stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 200,000,000 shares of common stock.  As of April 30, 2015, there were 46,367,670 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding.  Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock in this offering.

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no material revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

Because we are classified as a shell company, investors may not rely upon exemptions from registration provided by Rule 144 unless and until certain restrictions are complied with.

Rule 144 provides a safe harbor for the public resale of restricted and control securities if a number of conditions are met.  Restricted securities are securities acquired in unregistered, private sales from the issuing company or from an affiliate of the issuer. Control securities are those held by an affiliate of the issuing company.

Because we are a shell company as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, investors may not rely upon Rule 144 to sell their shares unless and until: we cease being a shell company; we are subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; we have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months;  we have filed current "Form 10 information" with the SEC reflecting our status as an entity that is no longer a shell company; and one year has elapsed from the date that we filed "Form 10 information".

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

As of April 30, 2015, our executive, administrative, and operating offices are located at 1451 W Cypress Creek Road, Suite 300, Ft. Lauderdale, FL 33309, United States.  We believe these facilities are adequate for our current needs. The offices are currently provided to us at no cost by our sole director and officer. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3. Legal Proceedings

Except as disclosed elsewhere in this Annual Report, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Pink under the trading symbol “OCLLE”. OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

We have not had any trades in our common stock since we received our ticker symbol

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our registered statement on Form S-1 filed during the year ended April 30, 2015.

Equity Compensation Plans

As of April 30, 2015, we do not have any equity compensation plans.

Convertible Securities

As of April 30, 2015, we do not have any outstanding stock options.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended April 30, 2015.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the period from January 9, 2014 to April 30, 2014 and the year ended April 30, 2015.

Our operating results for the period from January 9, 2014 to April 30, 2014 and the year ended April 30, 2015 are summarized as follows:

	Year Ended April 30, 2015	From January 9, 2014 to April 30, 2014

Revenues	$-	$-
Operating expenses	$(45,799)	$(1,975)
Interest expense	$(9)	$-
Net loss	$(45,808)	$(1,975)

Our net loss for the year ended April 30, 2015 was $45,808 compared to a net loss of $1,975 during the period from January 9, 2014 to April 30, 2014.  The increase in expenses was primarily attributable to the longer period of time during fiscal 2015 and an increase in operational activity during the year ended April 30, 2015.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30,	April 30,
	2015	2014

Current Assets	$3,244	$40,364
Current Liabilities	$9,924	$1,236
Working Capital (Deficit)	$(6,680)	$39,128

Our current assets as of April 30, 2015 were $3,244 as compared to current assets of $40,364 as of April 30, 2014. The decrease was primarily attributable to increased expenses on operations without any capital inflows during the period. As of April 30, 2015, we had a working capital deficit of $6,680 compared to working capital of $39,128 as of April 30, 2014.

Cash Flows

	Year Ended April 30, 2015	From January 9, 2014 to April 30, 2014

Net Cash Used in Operating Activities	$(41,614)	$(739)
Net Cash Provided by Investing Activities	$-	$ -
Net Cash Provided by Financing Activities	$1,250	$41,103
Increase (Decrease) in Cash and Cash Equivalents During the Period	$(40,364)	$40,364

Operating Activities

Cash used in operating activities was $41,614 for the fiscal year ended April 30, 2015 compared to $739 for the period from January 9, 2014 to April 30, 2014. The increase in cash used in operating activities was primarily due to an increase in operational activity.

Financing Activities

Cash provided from financing activities was $1,250 for the fiscal year ended April 30, 2015 compared to $41,103 for the period from January 9, 2014 to April 30, 2014. The cash provided during fiscal 2015 was entirely from loans, while the cash provided during the period from January 9, 2014 to April 30, 2014 was the result of sales of equity securities.

Our cash balance at April 30, 2015 was $Nil with $9,924 in outstanding liabilities. The outstanding liabilities consist of $8,674 in accounts payable and $1,250 in a loan payable.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2015, our company has an accumulated deficit of $47,783 since inception. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended April 30, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Plan of Operation

Estimated Expenses For the Next Twelve Months

Months 1-3

Purchase of product	$30,000
Website Development	$5,000
Marketing	$10,000
General and administrative	$10,000
Total	$55,000

Months 4-8

Purchase of product	$50,000
Website Development	-
Marketing	$30,000
General and administrative	$10,000
Total	$90,000

Months 9-12

Purchase of product	$60,000
Website Development	-
Marketing	$40,000
General and administrative	$10,000
Total	$110,000

In order to fully carry out our business plan, we need additional financing of approximately $245,000 for the next 12 months, but have been unable to raise additional capital at this time.  If we are not able to raise any more funds, to develop our business plan, we may not be able to do so, or even keep in compliance with our reporting obligations. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

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

Inventory

Inventory is stated at the lower of cost or market. At April 30, 2015, inventory consists of GPS Tracking Device units.

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as of April 30, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Oculus Inc.

For the Year Ended April 30, 2015

Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statement of Changes in Stockholders’ Equity (Deficit)	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oculus, Inc.
St. Ann, Jamaica

We have audited the accompanying balance sheets of Oculus, Inc. as of April 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended April 30, 2015 and the period from January 9, 2014 (inception) to April 30, 2014.  Oculus, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oculus, Inc. as of April 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended April 30, 2015 and the period from January 9, 2014 (inception) to April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Oculus, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, Oculus, Inc. has suffered recurring losses from operations and has not generated any operating revenue since inception that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
August 13, 2015

Oculus Inc.

Balance Sheets

	April 30, 2015	April 30, 2014

ASSETS

Current Assets

Cash and cash equivalents	$ –	$ 40,364
Inventory	3,026	–
Prepaid expense	218	–

Total Assets	$ 3,244	$ 40,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$ 8,674	$ 1,236
Loans payable	1,250

Total Liabilities	9,924	1,236

Contingencies and Commitments Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464

Additional paid-in capital	40,639	40,639

Accumulated deficit	(47,783)	(1,975)

Total Stockholders’ Equity (Deficit)	(6,680)	39,128

Total Liabilities and Stockholders’ Equity (Deficit)	$ 3,244	$ 40,364

The accompanying notes are an integral part of these financial statements

Oculus Inc.

Statements of Operations

	For the Year Ended April 30, 2015	For the Period From January 9, 2014 (Date of Inception) to April 30, 2014

Operating Expenses:

General and administrative expenses	$ 45,799	$ 1,975

Total Operating Expenses	45,799	1,975

Other expense:
Interest expense	(9)	–

Total other expense	(9)	–

Net Loss	$ 45,808	$ 1,975

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	36,725,450

The accompanying notes are an integral part of these financial statements

Oculus Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from January 9, 2014 (Inception) to April 30, 2015

			Additional
	Common		Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Balance – January 9, 2014 (Date of Inception)	–	$ –	$ –	$ –	$ –

Issuance of common stock at $0.0002 per share	35,000,000	350	6,650	–	7,000

Issuance of common stock at $0.003 per share	11,367,670	114	33,989	–	34,103

Net loss	–	–	–	(1,975)	(1,975)

Balance – April 30, 2014	46,367,670	$ 464	$ 40,639	$ (1,975)	$ 39,128

Net loss	–	–	–	(45,808)	(45,808)

Balance – April 30, 2015	46,367,670	$ 464	$ 40,639	$ (47,783)	$ (6,680)

The accompanying notes are an integral part of these financial statements

Oculus Inc.

Statements of Cash Flows

	For the Year Ended April 30, 2015	For the Period From January 9, 2014 (Date of Inception) to April 30, 2014

Cash Flows from Operating Activities
Net loss	$ (45,808)	$ (1,975)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,438	1,236
Inventory	(3,026)	–
Prepaid expense	(218)	–

Net Cash Used In Operating Activities	(41,614)	(739)

Cash Flows from Financing Activities

Proceeds from loans payable	1,250	–
Proceeds from issuances of common stock	–	41,103

Net Cash Provided by Financing Activities	1,250	41,103

(Decrease) Increase in Cash	(40,364)	40,364

Cash - Beginning of Period	40,364	–

Cash - End of Period	$ –	$ 40,364

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these financial statements

Oculus, Inc.

Notes to Financial Statements

1.    Nature of Business and Continuance of Operations

Oculus Inc. (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company is in the business of selling and providing services for GPS Tracking Devices which will be marketed in the United States, Canada and Europe.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2015, the Company has incurred losses totaling $47,783 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s business activities and administrative expenses.

2.    Summary of Significant Accounting Policies

a)      Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is April 30.

b)      Use of Estimates

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

c)      Foreign Currency Translation

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

Oculus, Inc.

Notes to Financial Statements

d)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)      Inventory

Inventory is stated at the lower of cost or market. At April 30, 2015, inventory consisted only of GPS Tracking Device units the Company purchased from third party.

f)       Income Taxes

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

g)      Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as at April 30, 2015.

h)      Financial Instruments

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

i)        Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2015, the Company has no potentially dilutive securities outstanding.

j)        Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the period ended April 30, 2015.

Oculus, Inc.

Notes to Financial Statements

k)      Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

4.    Short-term Debt

On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000.  The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. As at April 30, 2015, the note holder has provided $1,250 to the Company pursuant to the loan agreement. As at April 30, 2015, the Company recorded $9 of interest payable.

5.    Stockholders’ Equity

The Company’s authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no equity transactions during the year ended April 30, 2015.

In 2014, 35,000,000 shares of common stock were issued to the sole director of the Company at $0.0002 per share for proceeds of $7,000.

Also in 2014, 11,367,670 shares of common stock were issued at $0.003 per share for proceeds of $34,103.

Oculus, Inc.

Notes to Financial Statements

6.    Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended April 30, 2015	From January 9, 2014 (Inception) to April 30, 2014

Income tax benefit computed at the statutory rate	$ 16,033	$ 691
Change in valuation allowance	(16,033)	(691)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	As of April 30, 2015	As of April 30, 2014

Deferred income tax assets
Net operating losses	$ 16,724	$ 691
Valuation allowance	(16,724)	(691)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforward of $47,783 which expire commencing in 2034.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our SEC reports is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

•	Lack of proper segregation of duties due to limited personnel;

•	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise.

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this Annual Report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position Held with the Company
Leon Henry	49	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Leon Henry - President, Chief Executive and Financial Officer and Director

Mr. Henry has been our president, chief executive officer, and director since our inception. He completed his education in Computer Technology from the Northern Caribbean University in 1994.  From 1993 to 1996 Mr. Henry was an Information Technology Teaching Assistant at the Steer Town Junior High School.  As a teaching assistant he was responsible to creating and updating teaching plans, introducing new technologies and concepts as well as managing the student body and evaluating their performance.  In 1999, Mr. Henry established an internet café which he still currently operates.

Mr. Henry is qualified to act as our director due to his extensive experience with and knowledge of operating his own business and the technology industry.

Identification of Significant Employees

None.

Conflicts of Interest

We believe that our directors who are also officers may be subject to conflicts of interest. The conflicts of interest arise from a conflict of duties and also being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the period from January 9, 2014 to April 30, 2015:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet a Code of Business Conduct and Ethics.  Once we do, we will file a copy of it as an exhibit to a Current Report on Form 8-K.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of our audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors, who act as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	our principal financial officer;
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2015 and 2014; and
(d)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2015 and 2014.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Leon Henry(1),	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director and President, Secretary and Treasurer,	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Henry has been our sole officer and director since our incorporation on January 9, 2014.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving on the board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Stock Option Plans

During our fiscal year ended April 30, 2015, we did not institute any stock option plans.

Stock Options/SAR Grants

During our fiscal year ended April 30, 2015, there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2015.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Indemnification

Under our Bylaws, we may indemnify our officers or directors who are made a party to any proceeding, including a lawsuit, because of their position, if they acted in good faith and in a manner they reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that our officers or directors are successful on the merits in a proceeding as to which they are to be indemnified, we must indemnify them against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officers or directors are judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 10, 2015, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class%(1)
Leon Henry 1451 W Cypress Creek Road, Suite 300, Ft. Lauderdale, FL 33309, United States.	35,000,000	75.5%
Directors and Executive Officers as a Group(1)	35,000,000	75.5%
All 5%+ Shareholders as a Group: None	-	-

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 10, 2015.  As of August 10, 2015, there were 46,367,670 shares of our company’s common stock issued and outstanding.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 9, 2014, 35,000,000 shares of common stock were issued to Mr. Henry, our sole director and officer at $0.0002 per share for proceeds of $7,000.

Promoters and Certain Control Persons

Other than the directors and officers of our company, we have no promoters.

Corporate Governance

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2015	April 30, 2014

Audit Fees	$10,500	$6,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-
Total	$10,500	$6,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Oculus Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

3.2	Bylaws of Oculus Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

10.1	Supply Agreement with Shenzhen Coban Electronics co., Ltd entered into on June 20, 2014 (incorporated by reference to our amended Registration Statement on Form S-1/A filed on November 4, 2014)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCULUS INC.
(Registrant)

Dated: August 13, 2015	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 13, 2015

/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)