Form 10-Q
period 2015-07-31
OCULUS INC.
filed 2015-09-14
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				July 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-198068
OCULUS INC.
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
1451 West Cypress Creek Road, Suite 400, Fort Lauderdale, FL					33309
(Address of principal executive offices)					(Zip Code)
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
46,367,670 common shares issued and outstanding as of September 12, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

Oculus Inc.

For the Three Months Ended July 31, 2015

Index

Balance Sheets (unaudited)......................................................................................................................................................	F–1

Statements of Operations (unaudited)....................................................................................................................................	F–2

Statements of Cash Flows (unaudited)...................................................................................................................................	F–3

Notes to the Financial Statements (unaudited).....................................................................................................................	F–4

Oculus Inc.

Balance Sheets

(Unaudited)

	July 31, 2015	April 30, 2015
ASSETS

Current Assets

Cash and cash equivalents	$ –	$ –
Inventory	3,026	3,026
Prepaid expense	1,799	218

Total Assets	$ 4,825	$ 3,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 2,169	$ 8,674
Loans payable	14,775	1,250

Total Liabilities	16,944	9,924

Contingencies and Commitments Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464
Additional paid-in capital	40,639	40,639
Accumulated deficit	(53,222)	(47,783)
Total Stockholders’ Deficit	(12,119)	(6,680)

Total Liabilities and Stockholders’ Deficit	$ 4,825	$ 3,244

The accompanying notes are an integral part of these financial statements.

Oculus Inc.

Statements of Operations

 (Unaudited)

	For the Three Months Ended July 31, 2015	For the Three Months Ended July 31, 2014

Operating Expenses

General and administrative expenses	$ 4,560	$ 6,811
Foreign exchange (gain) loss	840	(13)

Total Operating Expenses	5,400	6,798

Other expense

Interest expense	(39)	–

Total other expense	(39)	–

Net Loss	$ (5,439)	$ (6,798)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	46,367,670

The accompanying notes are an integral part of these financial statements.

Oculus Inc.

Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended July 31, 2015	For the Three Months Ended July 31, 2014

Cash Flows from Operating Activities
Net loss	$ (5,439)	$ (6,798)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Inventory	–	(3,026)
Prepaid expense	(1,581)	(1,199)
Accounts payable and accrued liabilities	(6,505)	4,327

Net Cash Used In Operating Activities	(13,525)	(6,696)

Cash Flows from Financing Activities

Proceeds from loans payable	13,525	–

Net Cash Provided by Financing Activities	13,525	–

Decrease in Cash	–	(6,696)

Cash - Beginning of Period	–	40,364

Cash - End of Period	$ –	$ 33,668

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2015, the Company has incurred losses totaling $53,222 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s business activities and administrative expenses.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is April 30.

b)       Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's April 30, 2015 report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end April 30, 2015, have been omitted.

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

f)        Inventory

Inventory is stated at the lower of cost or market. At July 31, 2015, inventory consists of GPS Tracking Device units which the Company purchased from a third party.

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

h)       Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as at July 31, 2015.

i)         Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and loans payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

j)        Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2015, the Company has no potentially dilutive securities outstanding.

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

k)       Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. The Company did not grant any stock options during the three months ended July 31, 2015.

l)         Recent Accounting Pronouncements

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

3.       Loans Payable

On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. As at July 31, 2015, the note holder has provided $14,775 to the Company pursuant to the loan agreement. As at July 31, 2015, the Company recorded $48 of interest payable.

4.       Stockholders’ Equity

The Company’s authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the three months ended July 31, 2015.

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

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. On March 15, 2015, we entered into a loan agreement with a note holder which allows us to draw up to $25,000.  As of July 31, 2015, we have drawn $14,775 of the available $25,000.  Unfortunately these funds are not sufficient to carry out our business operations, but only to maintain our reporting status for our current shareholders.  We currently do not have any arrangements or commitments in place to complete any private placement financings in an amount sufficient to further our business plan and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.  We are actively seeking additional funding, but have not closed any such funding as of this date.

If we are not able to raise the full $265,000 budget that we require to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our corporate, legal and accounting expenses. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

Anticipated Cash Requirements

We intend to continue to develop our website, purchase additional product to sell to customers and market our company during the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Months 1-3

Website Development	$10,000
Marketing	-
General and administrative	$5,000
Total	$15,000

Months 4-6

Purchase of product	$30,000
Website Development	-
Marketing	$10,000
General and administrative	$10,000
Total	$50,000

Months 7-9

Purchase of product	$50,000
Website Development	-
Marketing	$30,000
General and administrative	$10,000
Total	$90,000

Months 10-12

Purchase of product	$60,000
Website Development	-
Marketing	$40,000
General and administrative	$10,000
Total	$110,000

In order to fully carry out our business plan, we need additional financing of approximately $265,000 for the next 12 months as we have no cash on hand as of July 31, 2015. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Results of Operations

We have not generated any revenues from our operations since inception.

Our operating expenses for the three-month periods ended July 31, 2015 and 2014 are outlined in the table below:

	Three	Three
	months	months
	ended	ended
	July 31,	July 31,
	2015	2014
General and administrative expenses	$4,560	$6,811
Net loss	$(5,439)	$(6,798)

Operating expenses for the three months ended July 31, 2015 were $5,400. Operating expenses for the three-month period ended July 31, 2014 was $6,798. Our net losses for the three-month periods ended July 31, 2015 and 2014 were $5,439 and $6,798, respectively.

Liquidity and Capital Resources

Working Capital

	As at	As at
	July 31,	July 31,
	2015	2014
Current Assets	$4,825	$3,244
Current Liabilities	16,944	9,924
Working Capital	$(12,119)	$(6,680)

Cash Flows

	For the Three Months Ended
	July 31,	July 31,
	2015	2014
Net cash used in operating activities	$(13,525)	$(6,696)
Net cash used in investing activities	-	-
Net cash provided by financing activities	13,525	-
Net decrease in cash	$-	$(6,696)

As of July 31, 2015, we had a working capital deficit of $12,119 and $4,825 in current assets compared to a working capital deficit of $6,680 and $3,244 in current assets as of July 31, 2014. We spent a total of $13,525 on operating activities which we financed through a loan from a third party during the three months ended July 31, 2015.  During the three months ended July 31, 2014, we used $6,696 in operating activities which was financed by cash we had on hand.

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

Inventory

Inventory is stated at the lower of cost or market. At July 31, 2015, inventory consisted of GPS Tracking Device units.

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at July 31, 2015. Our company had not made any sales as at July 31, 2015.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	In accordance with the SEC Release 33-8238, deemed as furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCULUS INC.
(Registrant)
Dated: September 14, 2015	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)