Form 10-Q
period 2016-01-31
OCULUS INC.
filed 2016-03-23
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				January 31, 2016
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-198068
OCULUS INC.
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
1451 West Cypress Creek Road, Suite 400, Fort Lauderdale, FL					33309
(Address of principal executive offices)					(Zip Code)
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
46,367,670 common shares issued and outstanding as of March 21, 2016.

Oculus Inc.

For the Three and Nine Months Ended January 31, 2016

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

Oculus Inc.

Balance Sheets

(Unaudited)

	January 31,	April 30,
	2016	2015

ASSETS

Current Assets

Cash and cash equivalents	$ –	$ –
Inventory	3,026	3,026
Prepaid expense	–	218

Total Assets	$ 3,026	$ 3,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 10,400	$ 8,674
Loans payable	23,125	1,250
Due to related party	763	–

Total Liabilities	34,288	9,924

Contingencies and Commitments Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464

Additional paid-in capital	40,639	40,639

Accumulated deficit	(72,365)	(47,783)

Total Stockholders’ Deficit	(31,262)	(6,680)

Total Liabilities and Stockholders’ Deficit	$ 3,026	$ 3,244

(The accompanying notes are an integral part of these financial statements)

Oculus Inc.

Statements of Operations

 (Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015

Operating Expenses

General and administrative expenses	3,957	16,953	23,007	40,886

Total Operating Expenses	3,957	16,953	23,007	40,886

Other Expense

Interest expense	(360)	–	(703)	–
Foreign exchange loss	(32)	–	(872)	–

Total Other Expense	(392)	–	(1,575)	–

Net Loss	$ (4,349)	$ (16,953)	$ (24,582)	$ (40,886)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	46,367,670	46,367,670	46,367,670

(The accompanying notes are an integral part of these financial statements)

Oculus Inc.

Statements of Cash Flows

 (Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	January 31, 2016	January 31, 2015

Cash Flows from Operating Activities

Net loss	$ (24,582)	$ (40,886)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Inventory	–	(3,026)
Prepaid expense	218	(545)
Accounts payable and accrued liabilities	1,726	14,414

Net Cash Used In Operating Activities	(22,638)	(30,043)

Cash Flows from Financing Activities

Proceeds from loans payable	21,875	–
Proceeds from related party advances	763	–

Net Cash Provided by Financing Activities	22,638	–

Decrease in Cash	–	(30,043)

Cash and cash equivalents - Beginning of Period	–	40,364

Cash and cash equivalents - End of Period	$ –	$ 10,321

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

(The accompanying notes are an integral part of these financial statements)

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

1.     Nature of Business and Continuance of Operations

Oculus Inc. (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company is in the business of selling and providing services for GPS Tracking Devices which will be marketed in the United States, Canada and Europe.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2016, the Company has incurred losses totalling $72,365 since inception and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s business activities and administrative expenses.

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

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

f)      Inventory

Inventory is stated at the lower of cost or market. At January 31, 2016, inventory consists of GPS Tracking Device units which the Company purchased from a third party.

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

h)     Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as at January 31, 2016.

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

j)      Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2016, the Company has no potentially dilutive securities outstanding.

k)     Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.. The Company did not grant any stock options during the nine months ended January 31, 2016.

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

3.     Loans Payable

On March 15, 2015, the Company entered into a loan agreement in which the noteholder agreed to provide a loan to the Company in the principal amount of up to $25,000.  The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. As at January 31, 2016, the noteholder has provided $23,125 to the Company pursuant to the loan agreement. As at January 31, 2016, the Company recorded $628 of interest payable.

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

4.     Due  To Related Party

As of January 31, 2016, the Company owes the President of the Company $763 (April 30, 2015 - $nil) for general and administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

5.     Stockholders’ Equity

The Company’s  authorized capital consisted of 200,000,000 shares of common stock  with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the nine months ended January 31, 2016.

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

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. On March 15, 2015, we entered into a loan agreement with a note holder which allows us to draw up to $25,000.  As of January 31, 2016, we have drawn $14,775 of the available $25,000.  Unfortunately, these funds are not sufficient to carry out our business operations, but only to maintain our reporting status for our current shareholders.  We currently do not have any arrangements or commitments in place to complete any private placement financings in an amount sufficient to further our business plan and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.  We are actively seeking additional funding, but have not closed any such funding as of this date.

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

In order to fully carry out our business plan, we need additional financing of approximately $265,000 for the next 12 months as we have no cash on hand as of January 31, 2016. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Results of Operations

We have not generated any revenues from our operations since inception.

Our operating expenses for the three and nine month periods ended January 31, 2015 and 2016 are outlined in the table below:

	For the Three Months Ended		For the Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
General and administrative expenses	$3,957	$16,953	$23,007	$40,886
Net loss	$(4,349)	$(16,953)	$(24,582)	$(40,886)

Operating expenses for the three months ended January 31, 2016 and 2015 were $3,957 and $16,953, respectively. Our net losses for the three month periods ended January 31, 2016 and 2015 were $4,349 and $16,953, respectively.

Operating expenses for the nine months ended January 31, 2016 and 2015 were $23,007 and $40,886, respectively. Our net losses for the nine month periods ended January 31, 2016 and 2015 were $24,582 and $40,886, respectively. The decrease was primarily due to the Company has incurred less on professional expenses related to being a public company.

Liquidity and Capital Resources

Working Capital

	As of	As of
	January 31	April 30,
	2016	2015
Current Assets	$3,026	$3,244
Current Liabilities	34,288	9,924
Working Capital Deficit	$(31,262)	$(6,680)

Cash Flows

	For the Nine Months Ended
	January 31,	January 31,
	2016	2015
Net cash used in operating activities	$(22,638)	$(30,043)
Net cash used in investing activities	-	-
Net cash provided by financing activities	22,638	-
Net decrease in cash	$-	$(17,306)

As of January 31, 2016, we had a working capital deficit of $31,262 and $3,026 in current assets compared to a working capital deficit of $6,680 and $3,244 in current assets as of April 30, 2015.

We spent a total of $22,638 on operating activities which we financed primarily through a loan from a third party during the nine months ended January 31, 2016.  During the nine months ended January 31, 2015, we used $30,043 on operating activities which was financed by cash we had on hand.

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

Inventory

Inventory is stated at the lower of cost or market. At January 31, 2016, inventory consisted of GPS Tracking Device units.

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of January 31, 2016. Our company had not made any sales as of January 31, 2016.

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

OCULUS INC.
(Registrant)
Dated: March 22, 2016	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)