Form 10-K
period 2016-04-30
OCULUS INC.
filed 2016-08-15
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

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

46,367,670 common shares as of August 12, 2016.

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

We currently employ third party developers to construct our planned website. We anticipate that we will be able to conduct alpha testing of our network, website and data and locations services by the first quarter of 2017. Thereafter, we will conduct beta testing by a limited group of users. We expect that beta testing will be complete by the third quarter of 2017. Beginning in November of 2017, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in January of 2018. We have not yet hired any commissioned sales people.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements or commitments in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

To date we have been unable to raise the necessary capital to implement our business plan. If we are not able to raise the full $275,000 budget that we require to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our corporate, legal and accounting expenses. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

While the competitors may be operating similar business models, we plan to build our competitive position in the industry through the following ways:

●	build out our Board of Directors and Executive management team with skilled and proficient professionals;

●	continue to develop and acquire highly innovative technologies that can be considered of a disruptive nature to those conventional technologies applied in the current marketplace

●	provide a comprehensive range of environmental project and design consultative services;

●	provide marketing and promotion services for the public awareness and reputation of sustainability initiatives.

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

We incurred a net loss of $49,142 for the year ended April 30, 2016. On April 30, 2016, we had no cash on hand. Because we are a startup company and are yet to attain profitable operations, in their report on our financial statements for the year ended April 30, 2016, our independent auditors included a footnote to our financial statements regarding their substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the management’s assessment of our ability to continue as a going concern.

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

We are a development stage company in a highly competitive industry. We have no operating history, no customers and no revenues. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

●	our business model and strategy are still evolving and are continually being reviewed and revised;

●	we may not be able to raise the capital required to develop our initial client base and reputation; and

●	we may not be able to successfully develop our planned products and services.

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

Many of our assets are located outside the United States, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state.

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

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

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

We have a short operating history in a relatively new and unproven market that may not develop as expected, if at all. This short operating history makes it difficult to effectively assess our future prospects. Even if we are able to develop our business to the point that we have an operational website, there can be no assurances that we will be able to generate revenue or operate profitably. You should consider our business and prospects in light of the risks and difficulties we are likely to encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

●	Secure a consistent customer base, both for purchasing devices and subscribing to our monthly subscription plans

●	avoid interruptions or disruptions in our service or slower than expected data loading times;

●	earn and preserve our customers’ trust with respect to their individual reputations and information; As a data tracking company, we must strictly adhere to our privacy pledge

●	responsibly use the data that our members share with us to provide solutions that make our customers more safe and make sure information is kept private

●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, as well as the deployment of new features and products;

●	increase revenue from the solutions we provide;

●	process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

●	successfully compete with other companies that are currently in, or may in the future enter, the GPS tracking industry as well as remote data tracking space;

●	successfully expand our business throughout the U.S., Canada and Europe

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently trade on OTC Pink under the symbol of “OCLL”. As of the date of this Annual Report, there has not been a public market developed for our common stock. If a public market does not develop in the future, investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

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

There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant new products; and,

●	the loss of key management.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

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

We are authorized to issue up to 200,000,000 shares of common stock. As of April 30, 2016, there were 46,367,670 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

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

Because we are a shell company as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, investors may not rely upon Rule 144 to sell their shares unless and until: we cease being a shell company; we are subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; we have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months; we have filed current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company; and one year has elapsed from the date that we filed “Form 10 information”.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

As of April 30, 2016, our offices are located at 1451 W Cypress Creek Road, Suite 300, Ft. Lauderdale, FL 33309, United States. We believe these facilities are adequate for our current needs. The offices are currently provided to us at no cost by our sole director and officer. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Pink under the trading symbol “OCLL”. OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our registered statement on Form S-1 filed during the year ended April 30, 2016.

Equity Compensation Plans

As of April 30, 2016, we do not have any equity compensation plans.

Convertible Securities

As of April 30, 2016, we do not have any outstanding stock options.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended April 30, 2016.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 20, 2015 and 2016.

Our operating results for the years ended April 20, 2015 and 2016 are summarized as follows:

	Year Ended April 30, 2015	Year Ended April 30, 2016

Revenues	$-	$-
Operating expenses	$(45,799)	$(47,044)
Other expense	$(9)	$(2,098)
Net loss	$(45,808)	$(49,142)

Our net loss for the year ended April 30, 2015 was $45,808 compared to a net loss of $49,142 during the year ended April 30, 2016. The increase in expenses was primarily attributable to a $3,026 write-down on inventories during the year ended April 30, 2016.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30, 2015	April 30, 2016

Current Assets	$3,244	$736
Current Liabilities	$9,924	$56,558
Working Capital (Deficit)	$(6,680)	$(55,822)

Our current assets as of April 30, 2015 were $3,244 as compared to current assets of $736 as of April 30, 2016. The decrease was primarily attributable to a $3,026 write-down on inventories during the year ended April 30, 2016. As of April 30, 2015, we had a working capital deficit of $6,680 compared to working deficit of $55,822 as of April 30, 2016.

Cash Flows

	Year Ended April 30, 2015	Year Ended April 30, 2016

Net Cash Used in Operating Activities	$(41,614)	$(33,270)
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$1,250	$34,006
Increase (Decrease) in Cash and Cash Equivalents During the Period	$(40,364)	$736

Operating Activities

Cash used in operating activities was $41,614 for the fiscal year ended April 30, 2015 compared to $33,270 for the fiscal year ended April 30, 2016. The decrease in cash used in operating activities was primarily due to a decrease in operational activity.

Financing Activities

Cash provided from financing activities was $1,250 for the fiscal year ended April 30, 2015 compared to $34,006 for the fiscal year ended April 30, 2016. The cash provided during fiscal 2015 and 2016 was entirely from loans.

Our cash balance at April 30, 2015 was $0 and at April 30, 2016 was $736.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2016, our company has an accumulated deficit of $96,925 since inception. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

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

Foreign Currency Translation

The Company’s planned operations will be in the United States, Canada, Europe and Asia which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company’s functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Inventory

Inventory is stated at the lower of cost or market. At April 30, 2016, the Company wrote off inventory balance as no units had been sold.

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

Oculus Inc.

For the Years Ended April 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Oculus, Inc.

St. Ann, Jamaica

We have audited the accompanying balance sheets of Oculus, Inc. as of April 30, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. Oculus, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oculus, Inc. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Oculus, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Oculus, Inc. suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 15, 2016

Oculus Inc.

Balance Sheets

	April 30, 2016	April 30, 2015

ASSETS

Current Assets

Cash and cash equivalents	$736	$–
Inventory	–	3,026
Prepaid expense	–	218

Total Assets	$736	$3,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$21,302	$8,674
Loans payable	33,725	1,250
Due to related party	1,531	–

Total Liabilities	56,558	9,924

Contingencies and Commitments

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–
Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464
Additional paid-in capital	40,639	40,639
Accumulated deficit	(96,925)	(47,783)

Total Stockholders’ Equity (Deficit)	(55,822)	(6,680)

Total Liabilities and Stockholders’ Deficit	$736	$3,244

The accompanying notes are an integral part of these financial statements

Oculus Inc.

Statements of Operations

	For the	For the
	Year	Year
	Ended	Ended
	April 30, 2016	April 30, 2015
Operating Expenses

General and administrative expenses	44,018	45,799
Inventory write-off	3,026	-

Total Operating Expenses	(47,044)	(45,799)

Other expense

Interest expense	(1,226)	(9)
Foreign exchange loss	(872)	–

Total other expense	(2,098)	(9)

Net Loss	$(49,142)	$(45,808)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	46,367,670

The accompanying notes are an integral part of these financial statements

Oculus Inc.

Statements of Stockholders’ Deficit

For the Years Ended April 30, 2016 and 2015

			Additional
	Common		Paid-in
	Stock	Amount	Capital	Deficit	Total

Balance – April 30, 2014	46,367,670	$464	$40,639	$(1,975)	$39,128

Net loss	–	–	–	(45,808)	(45,808)

Balance – April 30, 2015	46,367,670	$464	$40,639	$(47,783)	$(6,680)

Net loss	–	–	–	(49,142)	(49,142)

Balance – April 30, 2016	46,367,670	$464	$40,639	$(96,925)	$(55,822)

The accompanying notes are an integral part of these financial statements

Oculus Inc.

Statements of Cash Flows

	For the	For the
	Year	Year
	Ended	Ended
	April 30, 2016	April 30, 2015

Cash Flows from Operating Activities

Net loss	$(49,142)	$(45,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write down	3,026	-
Changes in operating assets and liabilities:
Inventory	-	(3,026)
Prepaid expense	218	(218)
Accounts payable and accrued liabilities	12,628	7,438

Net Cash Used In Operating Activities	(33,270)	(41,614)

Cash Flows from Financing Activities

Due to related party	1,531	–
Proceeds from loans payable	32,475	1,250

Net Cash Provided by Financing Activities	34,006	1,250

Increase (Decrease) in Cash	736	(40,364)

Cash - Beginning of Year	–	40,364

Cash - End of Year	$736	$–

Supplementary Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these financial statements

Oculus Inc.

Notes to the Financial Statements

1.	Nature of Business and Continuance of Operations

Oculus Inc. (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company is in the business of selling and providing services for GPS Tracking Devices which will be marketed in the United States, Canada and Europe.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2016, the Company has incurred losses totaling $96,925 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s business activities and administrative expenses.

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

The Company’s planned operations will be in the United States, Canada, Europe and Asia which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company’s functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Oculus Inc.

Notes to the Financial Statements

e)	Inventory

Inventory is stated at the lower of cost or market. At April 30, 2016, the Company wrote off inventory balance as no units had been sold.

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

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as at April 30, 2016.

h)	Financial Instruments

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

i)	Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2016, the Company has no potentially dilutive securities outstanding.

j)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the year ended April 30, 2016.

k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Oculus Inc.

Notes to the Financial Statements

l)	Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

3.	Loans Payable

On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. On April 15, 2016, the loan was amended to increase the principal amount to up to $45,000 and extend the payable date to October 31, 2016. As at April 30, 2016, the note holder has provided $33,725, as of April 30, 2015, $1,250 to the Company pursuant to the loan agreement. As at April 30, 2016, the Company recorded $1,151 and as of April 30, 2015, $9 of interest payable.

4.	Due To Related Party

As at April 30, 2016, the Company owes the President of the Company $1,531 and as of April 30, 2015 $0 for general and administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

5.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016	2015

Income tax benefit computed at the statutory rate	$17,200	$16,033
Change in valuation allowance	(17,200)	(16,033)

Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	2016	2015

Deferred income tax assets
Net operating losses	$33,924	$16,724
Valuation allowance	(33,924)	(16,724)

Net deferred income tax assets	$–	$–

The Company has net operating loss carryforwards of $96,925 which expire commencing in 2034

6.	Stockholders’ Equity

The Company’s authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no equity transactions during the years ended April 30, 2016 and 2015.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

●	Lack of proper segregation of duties due to limited personnel;

●	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with the Company
Leon Henry	50	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the period from January 9, 2014 to April 30, 2016:

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

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2015 and 2016; and

(d)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2015 and 2016.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Leon Henry(1),	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director and President, Secretary and Treasurer,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Henry has been our sole officer and director since our incorporation on January 9, 2014.

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

Stock Option Plans

During our fiscal year ended April 30, 2016, we did not institute any stock option plans.

Stock Options/SAR Grants

During our fiscal year ended April 30, 2016, there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 15, 2016, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class%(1)
Leon Henry 1451 W Cypress Creek Road, Suite 300, Ft. Lauderdale, FL 33309, United States.	35,000,000	75.5%
Directors and Executive Officers as a Group(1)	35,000,000	75.5%
All 5%+ Shareholders as a Group: None	-	-

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 12, 2016. As of August 12, 2016, there were 46,367,670 shares of our company’s common stock issued and outstanding.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2015	April 30, 2016

Audit Fees	$10,500	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-
Total	$10,500	$10,000

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

OCULUS INC.
(Registrant)

Dated: August 15, 2016	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2016

/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

