Form 10-K/A
period 2016-04-30
OCULUS INC.
filed 2016-08-23
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Oculus Inc.’s annual report on Form 10–K for the period ended April 30, 2016, filed with the Securities and Exchange Commission on August 15, 2016 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 406T of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Oculus Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

3.2	Bylaws of Oculus Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

10.1	Supply Agreement with Shenzhen Coban Electronics co., Ltd entered into on June 20, 2014 (incorporated by reference to our amended Registration Statement on Form S-1/A filed on November 4, 2014)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCULUS INC.
(Registrant)

Dated: August 23, 2016	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 23, 2016

/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)