Form 10-Q
period 2016-07-31
OCULUS INC.
filed 2016-09-19
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2016

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

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

46,367,670 common shares issued and outstanding as of September 19, 2016.

2

Oculus Inc.

For the Three Months Ended July 31, 2016

3

Oculus Inc.

Balance Sheets

(Unaudited)

	July 31, 2016	April 30, 2016

ASSETS

Current Assets

Cash and cash equivalents	$736	$736

Total Assets	$736	$736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$26,240	$21,302
Loans payable	33,725	33,725
Due to related party	1,531	1,531

Total Liabilities	61,496	56,558

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464

Additional paid-in capital	40,639	40,639

Accumulated deficit	(101,863)	(96,925)

Total Stockholders’ Deficit	(60,760)	(55,822)

Total Liabilities and Stockholders’ Deficit	$736	$736

The accompanying notes are an integral part of these financial statements.

Oculus Inc.

Statements of Operations

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	July 31, 2016	July 31, 2015

Operating Expenses

General and administrative expenses	$4,300	$4,560

Total Operating Expenses	(4,300)	(4,560)

Other expense

Interest expense	(638)	(39)
Foreign exchange loss	–	(840)

Total other expense	(638)	(879)

Net Loss	$(4,938)	$(5,439)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	46,367,670

The accompanying notes are an integral part of these financial statements.

Oculus Inc.

Statements of Cash Flows

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	July 31, 2016	July 31, 2015

Cash Flows from Operating Activities

Net loss	$(4,938)	$(5,439)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	–	(1,581)
Accounts payable and accrued liabilities	4,938	(6,505)

Net Cash Used in Operating Activities	–	(13,525)

Cash Flows from Financing Activities

Proceeds from loans payable	–	13,525

Net Cash Provided by Financing Activities	–	13,525

Increase (Decrease) in Cash	–	–

Cash - Beginning of Period	736	–

Cash - End of Period	$736	$–

Supplementary Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2016, the Company has incurred losses totalling $101,863 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s business activities and administrative expenses.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is April 30.

b)	Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s April 30, 2016 report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end April 30, 2016, have been omitted.

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

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

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

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as at July 31, 2016.

h)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable, and due to related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

i)	Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2016, the Company has no potentially dilutive securities outstanding.

j)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the three months ended July 31, 2016.

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

On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. On April 15, 2016, the loan was amended to increase the principal amount to up to $45,000 and extend the payable date to October 31, 2016. As at July 31, 2016, the note holder has provided $33,725 (April 30, 2016 - $33,725) to the Company pursuant to the loan agreement. As at July 31, 2016, the Company recorded $1,789 (April 30, 2016 - $1,151) of interest payable.

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

4.	Due to Related Party

As at July 31, 2016, the Company owes the President of the Company $1,531 (April 30, 2016 - $1,531) for general and administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

5.	Stockholders’ Equity

The Company’s authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the three months ended July 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On June 20, 2014, we entered into a supply agreement with Shenzhen Coban Electronics Co., Ltd. for the supply of the GPS tracking devices we plan on marketing as AnyTrack GPS. This is a non-exclusive distribution agreement for the territories of North America, Jamaica, Dominican Republic and Europe. We are required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended. The devices carry a manufacturer’s warranty of one year. Our company has purchased 100 devices for its initial order for a total of $3,026. Initially, we plan to re-sell these devices to the public under our AnyTrack brand name. As of July 31, 2016, we have not sold any of these devices yet. We plan on developing proprietary products such as wristbands, watches, or dog collars which will incorporate these devices.

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

In order to fully carry out our business plan, we need additional financing of approximately $265,000 for the next 12 months as we have no cash on hand as of July 31, 2016. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Results of Operations

We have not generated any revenues from our operations since inception.

Our operating expenses for the three month periods ended July 31, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended
	July 31, 2016	July 31, 2015
General and administrative expenses	$4,300	$4,560
Net loss	$(4,938)	$(5,439)

Operating expenses for the three months ended July 31, 2016 and 2015 were $4,300 and $4,560, respectively. Our net losses for the three month periods ended July 31, 2016 and 2014 were $4,938 and $5,439, respectively.

Liquidity and Capital Resources

Working Capital

	As at	As at
	July 31, 2016	April 30, 2016
Current Assets	$736	$736
Current Liabilities	61,496	56,558
Working Capital Deficit	$(60,760)	$(55,822)

Cash Flows

	For the Three Months Ended
	July 31, 2016	July 31, 2015
Net cash used in operating activities	$-	$(13,525)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	13,525
Net decrease in cash	$-	$-

As of July 31, 2016, we had a working capital deficit of $60,760 and $736 in current assets compared to a working capital deficit of $55,822 and $736 in current assets as of April 30, 2016.

We spent no cash on operating activities during the three months ended July 31, 2016 compared to $13,525 during the three months ended July 31, 2015 which we financed through a loan from a third party.

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

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at July 31, 2016. Our company had not made any sales as at July 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

OCULUS INC.
(Registrant)

Dated: September 19, 2016	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

