Form 10-Q/A
period 2016-07-31
OCULUS INC.
filed 2016-10-03
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2016 of Oculus Inc. (the “Company”) filed with the Securities and Exchange Commission on September 19, 2016 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

Item 6. Exhibits

Exhibit Number	Description
31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1+#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#

These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2016, filed with the Securities and Exchange Commission on September 19, 2016.

+	In accordance with the SEC Release 33-8238, deemed as furnished and not filed.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCULUS INC.
(Registrant)

Dated: September 30, 2016	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

4