Form 10-Q
period 2016-10-31
OCULUS INC.
filed 2016-12-20
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

46,367,670 common shares issued and outstanding as of December 15, 2016.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Oculus Inc.

For the Three and Six Months Ended October 31, 2016

3

Oculus Inc.

Balance Sheets

(Unaudited)

	October 31, 2016	April 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$736	$736
Total Assets	$736	$736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$30,319	$21,302
Loans payable	38,820	33,725
Due to related party	1,531	1,531

Total Liabilities	70,670	56,558

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464

Additional paid-in capital	40,639	40,639

Accumulated deficit	(111,037)	(96,925)

Total Stockholders’ Deficit	(69,934)	(55,822)

Total Liabilities and Stockholders’ Deficit	$736	$736

The accompanying notes are an integral part of these financial statements.

Oculus Inc.

Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015

Operating Expenses

General and administrative expenses	$8,454	$14,490	$12,754	$19,050

Total Operating Expenses	(8,454)	(14,490)	(12,754)	(19,050)

Other expense

Interest expense	(720)	(304)	(1,358)	(343)
Foreign exchange loss	–	–	–	(840)

Total other expense	(720)	(304)	(1,358)	(1,183)

Net Loss	$(9,174)	$(14,794)	$(14,112)	$(20,233)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	46,367,670	46,367,670	46,367,670

The accompanying notes are an integral part of these financial statements.

Oculus Inc.

Statements of Cash Flows

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	October 31, 2016	October 31, 2015

Cash Flows from Operating Activities

Net loss	$(14,112)	$(20,233)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	–	218
Accounts payable and accrued liabilities	9,017	6,490

Net Cash Used in Operating Activities	(5,095)	(13,525)

Cash Flows from Financing Activities
Proceeds from loans payable	5,095	13,525
Net Cash Provided by Financing Activities	5,095	13,525

Increase in Cash	–	–

Cash - Beginning of Period	736	–

Cash - End of Period	$736	$–

Supplementary Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2016, the Company has incurred losses totalling $111,037 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s business activities and administrative expenses.

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

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as at October 31, 2016.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2016, the Company has no potentially dilutive securities outstanding.

j)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the six months ended October 31, 2016.

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

On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. On April 15, 2016, the loan was amended to increase the principal amount to up to $45,000 and extend the payable date to October 31, 2016. On October 31, 2016, the loan was amended to increase the principal amount to up to $60,000 and extend the payable date to March 31, 2017. As at October 31, 2016, the note holder has provided $38,820 (April 30, 2016 - $33,725) to the Company pursuant to the loan agreement. As at October 31, 2016, the Company recorded $2,509 (April 30, 2016 - $1,151) of interest payable.

Oculus Inc.

Notes to the Financial Statements

(Unaudited)

4.	Due to Related Party

As at October 31, 2016, the Company owes the President of the Company $1,531 (April 30, 2016 - $1,531) for general and administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

5.	Stockholders’ Equity

The Company’s authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the six months ended October 31, 2016.

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

On June 20, 2014, we entered into a supply agreement with Shenzhen Coban Electronics Co., Ltd. for the supply of the GPS tracking devices we plan on marketing as AnyTrack GPS. This is a non-exclusive distribution agreement for the territories of North America, Jamaica, Dominican Republic and Europe. We are required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended. The devices carry a manufacturer’s warranty of one year. Our company has purchased 100 devices for its initial order for a total of $3,026. Initially, we plan to re-sell these devices to the public under our AnyTrack brand name. As of October 31, 2016, we have not sold any of these devices yet. We plan on developing proprietary products such as wristbands, watches, or dog collars which will incorporate these devices.

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

In order to fully carry out our business plan, we need additional financing of approximately $265,000 for the next 12 months as we have no cash on hand as of October 31, 2016. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Results of Operations

We have not generated any revenues from our operations since inception.

Our operating expenses for the three and six month periods ended October 31, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended		For the Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
General and administrative expenses	$8,454	$14,490	$12,754	$19,050
Net loss	$(9,174)	$(14,794)	$(14,112)	$(20,233)

Operating expenses for the three months ended October 31, 2016 and 2015 were $8,545 and $14,490, respectively. Our net losses for the three month periods ended October 31, 2016 and 2015 were $9,174 and $14,794, respectively.

Operating expenses for the six months ended October 31, 2016 and 2015 were $12,754 and $19,050, respectively. Our net losses for the three month periods ended October 31, 2016 and 2015 were $14,112 and $20,233, respectively.

Liquidity and Capital Resources

Working Capital

	As at	As at
	October 31, 2016	April 30, 2016
Current Assets	$736	$736
Current Liabilities	70,670	56,558
Working Capital Deficit	$(69,934)	$(55,822)

Cash Flows

	For the Six Months Ended
	October 31, 2016	October 31, 2015
Net cash used in operating activities	$(5,095)	$(13,525)
Net cash used in investing activities	-	-
Net cash provided by financing activities	5,095	13,525
Net decrease in cash	$-	$-

As of October 31, 2016, we had a working capital deficit of $69,934 and $736 in current assets compared to a working capital deficit of $55,822 and $736 in current assets as of April 30, 2016.

We spent a total of $5,095 on operating activities which we financed through a loan from a third party during the six months ended October 31, 2016. During the six months ended October 31, 2015, we used $13,525 on operating activities which was financed by cash we had on hand.

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

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at October 31, 2016. Our company had not made any sales as at October 31, 2016.

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

OCULUS INC.
(Registrant)

Dated: December 20, 2016	/s/ Leon Henry
Leon Henry
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

