Form 10-K
period 2017-04-30
ONELIFE TECHNOLOGIES CORP
filed 2017-08-15
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______

Commission file number: 333-198068

OneLife Technologies Corp.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 Newport Dr. Rolling Meadows, IL	60008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 699-1145

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

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

46,367,670 common shares as of August 10, 2017.

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

As used in this Annual report, the terms “we”, “us”, “our” and “our company” mean the Company Inc., unless otherwise indicated.

Corporate Background

We were incorporated on January 9, 2014 under the laws of the state of Nevada. We have predominately been involved in administrative activities such as marketing, establishing relationships with service providers and establishing our office facilities.

We are a company previously in the business of selling and providing services for GPS Tracking Devices. Our previous product, called the AnyTrack GPS was a next generation remote personal locator device used to primarily located and aid in the timely rescue of missing children, the elderly and pets. In addition, our devices were to have additional functionalities, such as keeping track of heart rates, with data being sent remotely and in the future we will add additional functionalities such as keeping track of blood alcohol content, which would be useful for parolees or anyone that has been convicted of a DUI. In addition to selling these devices, we planned to offer monthly services, such as tracking and data collection at a monthly fee. We planned to market our devices to the U.S., Canada and Europe and then extending to Asia.

On June 20, 2014, we entered into a supply agreement with Shenzhen Coban Electronics Co., Ltd. for the supply of the GPS tracking devices we plan on marketing as AnyTrack GPS. This is a non-exclusive distribution agreement for the territories of North America, Jamaica, Dominican Republic and Europe. We were required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended. The devices carry a manufacturer’s warranty of one year. Our company has purchased 100 devices for its initial order for a total of $3,026. Initially, we planned to re-sell these devices to the public under our AnyTrack brand name. As of January 31, 2017, we have not sold any of these devices yet. We planned on developing proprietary products such as wristbands, watches, or dog collars which will incorporate these devices.

On April 21, 2017, Robert J. Wagner acquired control of thirty-five million (35,000,000) shares (the “Purchased Shares”) of the Company’s issued and outstanding common stock, representing approximately 75.5% of the Company’s total issued and outstanding common stock, from Leon Henry in accordance with a stock purchase agreement by and between Mr. Henry and Mr. Wagner (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Wagner paid an aggregate purchase price of twenty thousand dollars ($20,000.00) to Mr. Henry in exchange for the Purchased Shares.

As a result of the Stock Purchase Agreement, the following changes to the Company's directors and officers occurred:

As of April 21, 2017, Leon Henry resigned from all positions with the Company, including but not limited to those of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Sole-Director.

As of April 21, 2017, Robert Wagner was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

Mr. Henry resigned from all positions with the Company effective as of April 21, 2017, including President, Chief Executive Officer, Chief Financial Officer, Treasurer and Sole-Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 21, 2017, Mr. Robert Wagner was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

On May 8, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with One Media Enterprises Limited, a corporation duly formed and existing under the laws of England and Wales (“ONEM”), and the controlling stockholders of ONEM (the “ONEM Shareholders”). Pursuant to the Share Exchange Agreement, the Company will acquire 100% of the issued and outstanding equity of ONEM from the ONEM shareholders (the “ONMEM Shares”) and in exchange the Company shall issue to ONEM an aggregate of Forty Million (40,000,000) shares of post-forward split common stock of OneLife Technologies Corp (“OLMM”) and Five Million (5,000,000) shares of OLMM Series A Preferred (the “OLMM Shares”). As a result of the Share Exchange Agreement, ONEM shall become a wholly owned subsidiary of the Company. The Share Exchange Agreement contains customary representations and warranties. Further, the Share Exchange Agreement contains the following conditions to closing and the closing of the Share Exchange (the “Closing”) shall only occur once the following conditions have been satisfied: (i) Company completes a name change to more accurately reflect the post transaction of the business; (ii) the Company completes a two-for-one (2:1) forward split of its common stock; (iii) the Company increases its authorized shares of common stock from 200,000,000 to 500,000,000; (iv) the Company facilitates the cancellation of 35,000,000 shares of its restricted common stock and such stock is returned to the Company’s treasury; and, (v) ONEM provides the Company with audited financial statements, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) (the “Closing Date”).

The Company amended its Articles of Incorporation with the State of Nevada in order to (i) change its name to OneLife Technologies Corp., (ii) effectuate a 2 for 1 forward stock split and (iii) increase the authorized shares of common stock to 500,000,000 (the “Amendment”) on June 1, 2017. The board of directors of the Company approved the Amendments on May 31, 2017. The shareholders of the Company approved of the Amendment by written consent on May 31, 2017. FINRA declared that the forward split and the new name of OneLife Technologies Corp., with the new CUSIP f 68268M105, be effective on June 13, 2017, and the new ticker symbol of “OLMM,” became effective on July 11, 2017.

The Company intends to undertake a new business plan in the near future.

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

If we are not able to raise $975,000, that we require to implement our new business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our corporate, legal and accounting expenses. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

The address of our principal executive office is 5005 Newport Dr., Rolling Meadows, IL 60008. Our telephone number is 630-699-1145. Our fiscal year end is April 30.

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

Description of Property and Facilities

As of the date of this Prospectus, our executive, administrative, and operating offices are located at 5005 Newport Dr., Rolling Meadows, IL 60008. We believe these facilities are adequate for our current needs. The offices are currently provided to us at no cost by our sole director and officer. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Competitive Business Conditions

Our competition will develop as we transition into a new business direction

Compliance with Government Regulation

Once we begin operations, we may be subject to a number of foreign and domestic laws and regulations that could affect companies conducting our business, many of which are still evolving and could be interpreted in ways that could harm our business.

Research and Development Expenditures

We have not incurred any research and development expenditures from inception through April 30, 2017.

Subsidiaries

We do not currently have any subsidiaries.

Intellectual Property

We do not currently own any intellectual property.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any other security holder is a party adverse to the Company or has a material interest adverse to the Company. the Company’ property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Properties

As of April 30, 2017, our offices are located at 5005 Newport Dr., Rolling Meadows, IL 60008. We believe these facilities are adequate for our current needs. The offices are currently provided to us at no cost by our sole director and officer. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Pink under the trading symbol “OLMM”. OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2017, that were not otherwise disclosed on our quarterly reports.

Equity Compensation Plans

As of April 30, 2017, we do not have any equity compensation plans.

Convertible Securities

As of April 30, 2017, we do not have any outstanding stock options.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. The Company is not currently subject to Section 16(A) of the Securities Exchange Act of 1934.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended April 30, 2017.

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2016 and 2017.

Our operating results for the years ended April 30, 2016 and 2017 are summarized as follows:

	Year Ended April 30, 2016	Year Ended April 30, 2017

Revenues	$-	$-
Operating expenses	$(47,044)	$(30,501)
Other expense	$(2,098)	$(1,913)
Net loss	$(49,142)	$(32,414)

Our net loss for the year ended April 30, 2016 was $49,142 compared to a net loss of $32,414 during the year ended April 30, 2017. The decrease in expenses was primarily attributable to a winding down of our previous business during the year ended April 30, 2017.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30,	April 30,
	2016	2017

Current Assets	$736	$16,886
Current Liabilities	$56,558	$105,122
Working Capital (Deficit)	$(55,822)	$(88,236)

Our current assets as of April 30, 2016 were $736 as compared to current assets of $16,886 as of April 30, 2017. The increase was primarily attributable to cash received from notes payable. As of April 30, 2016, we had a working capital deficit of $55,822 compared to working deficit of $88,236 as of April 30, 2017.

Cash Flows

	Year Ended April 30, 2016	Year Ended April 30, 2017

Net Cash Used in Operating Activities	$(33,270)	$(36,877)
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$34,006	$48,027
Increase (Decrease) in Cash and Cash Equivalents During the Period	$736	$11,150

Operating Activities

Cash used in operating activities was $33,270 for the fiscal year ended April 30, 2016 compared to $36,877 for the fiscal year ended April 30, 2017. The increase in cash used in operating activities was primarily due to the reduction in general and administrative costs.

Financing Activities

Cash provided from financing activities was $34,006 for the fiscal year ended April 30, 2016 compared to $48,027 for the fiscal year ended April 30, 2017. The cash provided during fiscal 2017 and 2016 was entirely from loans.

Our cash balance at April 30, 2016 was $736 and at April 30, 2017 was $11,886.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2017, our company has an accumulated deficit of $129,339. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended April 30, 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Plan of Operation

Estimated Expenses For the Next Twelve Months

Working Capital	$250,000
Research and Development	$525,000
Administrative	$100,000
Sales and Marketing	$100,000
$975,000

In order to fully carry out our business plan, we need additional financing of approximately $975,000 for the next 12 months. If we are not able to raise any more funds, to develop our business plan, we may not be able to do so, or even keep in compliance with our reporting obligations. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment during the next 12 months.

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

Inventory

Inventory is stated at the lower of cost or market. At April 30, 2016, the Company wrote off the inventory balance as no units had been sold.

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

As an “emerging growth company” we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

OneLife Technologies Corp.

For the Years Ended April 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

OneLife Technologies Corp.

Rolling Meadows, Illinois

We have audited the accompanying balance sheets of OneLife Technologies Corp. as of April 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended. OneLife Technologies Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OneLife Technologies Corp. as of April 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that OneLife Technologies Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, OneLife Technologies Corp. has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 15, 2017

OneLife Technologies Corp.

Balance Sheets

	April 30, 2017	April 30, 2016

ASSETS

Current Assets

Cash and cash equivalents	$11,886	$736
Accounts receivable – related party	5,000	–

Total Assets	$16,886	$736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$23.370	$21,302
Loans payable	81,752	33,725
Due to related party	–	1,531

Total Liabilities	105,122	56,558

Contingencies and Commitments Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–
Common stock, 200,000,000 shares authorized, $0.00001 par value; 46,367,670 shares issued and outstanding	464	464
Additional paid-in capital	40,639	40,639
Accumulated deficit	(129,339)	(96,925)
Total Stockholders’ Deficit	(88,236)	(55,822)

Total Liabilities and Stockholders’ Deficit	$16,886	$736

The accompanying notes are an integral part of these financial statements.

OneLife Technologies Corp.

Statements of Operations

	For the	For the
	Year	Year
	Ended	Ended
	April 30, 2017	April 30, 2016

Operating Expenses

General and administrative expenses	$30,501	$44,018
Inventory write-off	–	3,026

Total Operating Expenses	(30,501)	(47,044)

Other income (expenses)

Gain on forgiveness of debt	1,531	–
Interest expense	(3,444)	(1,226)
Foreign exchange loss	–	(872)

Total other income (expenses)	(1,913)	(2,098)

Net Loss	$(32,414)	$(49,142)

Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	46,367,670	46,367,670

The accompanying notes are an integral part of these financial statements.

OneLife Technologies Corp.

Statements of Stockholders’ Deficit

For the Years Ended April 30, 2017 and 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – April 30, 2015	46,367,670	$464	$40,639	$(47,783)	$(6,680)

Net loss	–	–	–	(49,142)	(49,142)

Balance – April 30, 2016	46,367,670	$464	$40,639	$(96,925)	$(55,822)

Net loss	–	–	–	(32,414)	(32,414)

Balance – April 30, 2017	46,367,670	$464	$40,639	$(129,339)	$(88,236)

The accompanying notes are an integral part of these financial statements.

OneLife Technologies Corp.

Statements of Cash Flows

	For the	For the
	Year	Year
	Ended	Ended
	April 30, 2017	April 30, 2016

Cash Flows from Operating Activities
Net loss	$(32,414)	$(49,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(1,531)	-
Inventory write down	-	3,026
Changes in operating assets and liabilities:
Prepaid expense	-	218
Accounts payable and accrued liabilities	2,068	12,628
Accounts receivable – related party	(5,000)	-

Net Cash Used in Operating Activities	(36,877)	(33,270)

Cash Flows from Financing Activities
Advances from related party	-	1,531
Proceeds from loans payable	48,027	32,475

Net Cash Provided by Financing Activities	48,027	34,006

Increase in Cash	11,150	736

Cash - Beginning of Year	736	-

Cash - End of Year	$11,886	$736

Supplementary Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

OneLife Technologies Corp.

Notes to the Financial Statements

1. Nature of Business and Continuance of Operations

Oculus Inc. (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company is in the business of selling and providing services for GPS Tracking Devices which will be marketed in the United States, Canada and Europe.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2017, the Company has incurred losses totaling $129,339 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s business activities and administrative expenses.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

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

e) Inventory

Inventory is stated at the lower of cost or market. At April 30, 2016, the Company wrote off the inventory balance as no units had been sold.

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

g) Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized since inception. The Company has not made any sales as at April 30, 2017.

h) Financial Instruments

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

i) Earnings (Loss) Per Common Share (“EPS)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2017, the Company has no potentially dilutive securities outstanding.

j) Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the year ended April 30, 2017.

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

3. Loans Payable

a)On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. On April 15, 2016, the loan was amended to increase the principal amount to up to $45,000 and extend the payable date to October 31, 2016. On October 31, 2016, the loan was amended to increase the principal amount to up to $60,000 and extend the payable date to March 31, 2017. On March 30, 2017, the loan was amended to increase the principal amount to up to $90,000 and extend the payable date to December 31, 2017. As at April 30, 2017, the note holder has provided $56,157 as of April 30, 2016, $33,725 to the Company pursuant to the loan agreement. As at April 30, 2017, the Company recorded $4,543 and as of April 30, 2016, $1,151 of interest payable.

b)On March 15, 2017, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8.5% per annum and payable on December 31, 2017. As at April 30, 2017, the note holder has provided $5,595 and as of April 30, 2016, $0 to the Company pursuant to the loan agreement. As at April 30, 2017, the Company recorded $52 and as of April 30, 2016, $0 of interest payable.

c) On April 24, 2017, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $20,000. The loan is unsecured, bears no interest and is due on demand. As of April 30, 2017 the note holder has provided $20,000 and as of April 30, 2016 $0.

4. Due to Related Party

As at April 30, 2016, the Company owed the former President of the Company $1,531 for general and administrative expenditures paid on behalf of the Company. The amount owed was unsecured, non-interest bearing, and had no specified repayment terms. On April 21, 2017, the former President of the Company forgave the loan totaling $1,531 and the Company recorded a gain on forgiveness of debt.

5. Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017	2016

Income tax benefit computed at the statutory rate	$11,345	$17,200
Change in valuation allowance	(11,345)	(17,200)

Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	2017	2016

Deferred income tax assets
Net operating losses	$45,269	$33,924
Valuation allowance	(45,269)	(33,924)

Net deferred income tax assets	$–	$–

The Company has net operating loss carryforwards of approximately $129,000 subject to limitation for change of control which expire commencing in 2034.

6. Stockholders’ Equity

The Company’s authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the years ended April 30, 2017 and 2016.

7. Subsequent Event

On May 8, 2017, the “Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with One Media Enterprises Limited (“ONEM”), a corporation duly formed and existing under the laws of England and Wales. Pursuant to the Share Exchange Agreement, the Company will acquire 100% of the issued and outstanding equity of ONEM and in exchange the Company shall issue to the shareholders of ONEM an aggregate of 40,000,000 shares of postforward split common stock of the Company and 5,000,000 shares of the Company’s Series A preferred stock. As a result of the Share Exchange Agreement, ONEM shall become a wholly owned subsidiary of the Company. The Share Exchange Agreement contains the following conditions to closing and the closing shall only occur once the following conditions have been satisfied: (i) the Company completes a name change to more accurately reflect the post transaction of the business; (ii) the Company completes a two-for-one (2:1) forward split of its common stock; (iii) the Company increases its authorized shares of common stock from 200,000,000 to 500,000,000; (iv) the Company facilitates the cancellation of 35,000,000 shares of its restricted common stock and such stock is returned to the Company’s treasury; and, (v) ONEM provides the Company with audited financial statements, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB). The Company is in the process of completing the transactions.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with the Company
Robert Wagner	46	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

ROBERT WAGNER: Founder, Director, CEO of One Media Enterprises Limited from 2012-Present. As the founder of the Company, Mr. Wagner has been responsible for all aspects of business startup; including, facilitated manufacturing relationships in China for product production and quality control; Developed partnerships with global product and support companies; Established relationships with distribution outlets to confirm product sales viability and pricing strategies; Created strategic partnerships with other product companies to strengthen company’s product offering to its target industries. Chief Operating Officer, Director from 2008-2011 of We-R-You Corporation (formerly Textechnologies, Inc.) We-R-You was a next generation secure and private social networking portal converged with online photo and video albums, a music library, a personal, private and secure remote hard drive ("cloud drive"), integrated SMS, IM, Email and VoIP, significant security enhancements above using the "public internet" and many more productivity tools. Responsible for designing the architecture for an acquisition of the We-R-You social networking technologies. Created and implemented the convergence plan between iMAN’s mobile technologies and We-R-You’s social network technologies resulting in a new product focus for the Company. Developed the revenue model for both the mobile and social networking technologies. Successfully targeted, approached and launched beta customers for both the Company’s mobile and social networking technologies. Facilitated the communication between IT, marketing, sales and Corporate to create a dynamic product launch for a Global Tradeshow for the Company’s new product offering. EDUCATION a B.S., Business Operations, Magna Cum Laude, DeVry Institute of Technology, Lombard, IL 1992. National Dean’s List and President’s List.

Conflicts of Interest

We believe that our directors who are also officers may be subject to conflicts of interest. The conflicts of interest arise from a conflict of duties and also being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the period from January 9, 2014 to April 30, 2017:

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
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2017 and 2016; and
(d)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2017 and 2016.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Leon Henry(1),	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director and President, Secretary and Treasurer,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Robert Wagner(2) Director and President, Secretary and Treasurer,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Henry resigned from all positions with the Company effective as of April 21, 2017. (2) Mr. Wagner was appointed to all positions with the Company effective as of April 21, 2017.

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

Stock Option Plans

During our fiscal year ended April 30, 2017, we did not institute any stock option plans.

Stock Options/SAR Grants

During our fiscal year ended April 30, 2017, there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2017.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class%(1)
Robert Wagner 5005 Newport Dr., Rolling Meadows, IL 60008	35,000,000	75.5%
Directors and Executive Officers as a Group(1)	35,000,000	75.5%
All 5%+ Shareholders as a Group: None	-	-

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 1, 2017. As of August 1, 2017 there were 46,367,670 shares of our company’s common stock issued and outstanding.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 9, 2014, 35,000,000 shares of common stock were issued to Mr. Henry, our previous sole director and officer at $0.0002 per share for proceeds of $7,000.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2017 and 201 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2016	April 30, 2017

Audit Fees	$10,000	$11,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$11,000

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

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

3.2	Bylaws of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES CORP.
(Registrant)

Dated: August 15, 2017	/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2017

/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)