Form 10-K/A
period 2017-04-30
ONELIFE TECHNOLOGIES CORP
filed 2017-08-18
CIK 1615942

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of OneLife Technologies Corp. (the “Company”) on Form 10-K for the period ended April 30, 2017, filed with the Securities and Exchange Commission on August 15, 2017 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)Exhibits

31.1* Certification of Chief Executive Officer

31.2*Certification of Chief Financial Officer

101XBRL

* Filed with the SEC on August 15, 2017, as a part of our Form 10-K for the year ended April 30, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES CORP.
(Registrant)

Dated: August 17, 2017	/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 17, 2017

/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)