Form 10-Q
period 2017-07-31
ONELIFE TECHNOLOGIES CORP
filed 2017-10-12
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 333-198068

OneLife Technologies Corp.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 Newport Dr. Rolling Meadows, IL	60008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 699-1145

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [   ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ] Emerging growth company [X]

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

92,735,340 common shares as of October 6, 2017.

PART I.

FINANCIAL INFORMATION

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Financial Statements

For the Three Months Ended July 31, 2017

Balance Sheets (unaudited)3

Statements of Operations (unaudited)4

Statements of Cash Flows (unaudited)5

Notes to the Condensed Financial Statements (unaudited)6

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Balance Sheets

(Unaudited)

	July 31, 2017	April 30, 2017

ASSETS

Current Assets

Cash	$25,000	$11,886
Receivable from related party	10,000	5,000

Total Assets	$35,000	$16,886

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$8,055	$23,370
Loans payable	141,752	81,752

Total Liabilities	149,807	105,122

STOCKHOLDERS’ DEFICIT

Preferred stock, 100,000,000 shares authorized, $0.00001 par value, no shares issued and outstanding	–	–
Common stock, 500,000,000 shares authorized, $0.00001 par value, 92,735,340 shares issued and outstanding	927	927
Additional paid-in capital	40,176	40,176
Accumulated deficit	(155,910)	(129,339)

Total Stockholders’ Deficit	(114,807)	(88,236)

Total Liabilities and Stockholders’ Deficit	$35,000	$16,886

(The accompanying notes are an integral part of these interim financial statements)

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2017	For the Three Months Ended July 31, 2016

Operating Expenses

General and administrative	$10,461	$4,300
Management fees – related party	14,500	–

Total Operating Expenses	24,961	4,300

Net loss before other expenses	(24,961)	(4,300)

Other Expenses
Interest expense	(1,610)	(638)

Total Other Expenses	(1,610)	(638)

Net Loss	$(26,571)	$(4,938)
Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	92,735,340	92,735,340

(The accompanying notes are an integral part of these interim financial statements)

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Statements of Cashflow

(Unaudited)

	For the Three Months Ended July 31, 2017	For the Three Months Ended July 31, 2016

Operating Activities

Net loss	$(26,571)	$(4,938)

Changes in operating assets and liabilities:

Receivable from related party	(5,000)	–
Accounts payable and accrued liabilities	(15,315)	4,938

Net Cash Used In Operating Activities	(46,886)	–

Financing Activities

Proceeds from loans payable	60,000	–

Net Cash Provided by Financing Activities	60,000	–

Change in Cash	13,114	–

Cash – Beginning of Period	11,886	736

Cash – End of Period	$25,000	$736

Supplemental Disclosures

Interest paid	$–	$–
Income tax paid	$–	$–

(The accompanying notes are an integral part of these interim financial statements)

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Notes to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

OneLife Technologies Corp. (formerly Oculus Inc.) (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company is in the business of selling and providing services for GPS tracking devices which will be marketed in the United States, Canada and Europe.

Going Concern

These condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2017, the Company has not recognized any revenue, has a working capital deficit of $114,807, and has an accumulated deficit of $155,910. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is April 30.

b)Interim Financial Statements

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s April 30, 2017 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the condensed financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended April 30, 2017 have been omitted.

c)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Notes to the Financial Statements

(Unaudited)

2.Summary of Significant Accounting Policies (continued)

d)Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of July 31, 2017 and 2016, the Company had no potentially dilutive common shares outstanding.

e)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

f)Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at July 31, 2017. Our company had not made any sales as at July 31, 2017.

3.Loans Payable

a)On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. On April 15, 2016, the loan was amended to increase the principal amount to up to $45,000 and extend the payable date to October 31, 2016. On October 31, 2016, the loan was amended to increase the principal amount to up to $60,000 and extend the payable date to March 31, 2017. On March 30, 2017, the loan was amended to increase the principal amount to up to $90,000 and extend the payable date to December 31, 2017. As at July 31, 2017 and April 30, 2017, the note holder has provided $56,157 to the Company pursuant to the loan agreement. As at July 31, 2017, the Company recorded $5,603 and as of April 30, 2017 $4,543 of accrued interest payable.

b)On March 15, 2017, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8.5% per annum and payable on December 31, 2017. As at July 31, 2017 and April 30, 2017, the note holder has provided $25,595 to the Company pursuant to the loan agreement. As at July 31, 2017, the Company recorded $601 of accrued interest payable and $52 as of April 30, 2017.

c)During the three months ended July 31, 2017, the Company received $60,000 of loans payable from a non-related party. The amounts are unsecured, non-interest bearing, and due on demand.

4.Shareholders’ Equity

On June 13, 2017, the Company approved a two-for-one forward split of its issued and outstanding shares of common stock and increased the number of authorized shares to 500,000,000 shares of common stock. The forward split resulted in an increase in the issued and outstanding shares of common stock from 46,367,670 shares of common stock to 92,735,340 shares of common stock. The effects of the forward split of its shares of common stock have been applied on a retroactive basis for all periods presented.

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Notes to the Financial Statements

(Unaudited)

5.Related Party Transactions

During the three months ended July 31, 2017, the Company incurred $14,500 of management fees to the President and Director of the Company.

During the three months ended July 31, 2017, the Company loaned an additional $5,000 to One Media Enterprises Limited (“One Media”) a company controlled by the President and Director of the Company. The loan bears no interest and is due on demand. The Company recorded a receivable from related party. As of July 31, 2017, the Company has loaned a total of $10,000 to One Media.

6.Subsequent Event

On May 8, 2017, the Company entered into a share exchange agreement with One Media, a corporation formed under the laws of England and Wales. Pursuant to the agreement, the Company will acquire 100% of the issued and outstanding common shares of One Media in exchange for the issuance of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. The agreement is subject to: (i) a name change of the Company to accurately reflect the post transaction of the business (completed); (ii) completion of a two-for-one forward split of its common stock (which has been completed); (iii) an increase in the Company’s authorized shares of common stock from 200,000,000 to 500,000,000 shares of common stock (which has been completed); (iv) cancellation of 35,000,000 shares of common stock and returned to treasury; and (v) One Media providing the Company with audited financial statements. As at July 31, 2017 and the date of this filing, the terms of the agreement have not been completely fulfilled and the Agreement has not closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about OneLife Technologies Corp.s financial condition, results of operations and business.

These statements include, among others:

•statements concerning the potential benefits that OneLife Technologies Corp. (“OneLife”, “we”, “our”, “us”, the “Company”, or “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•statements of OneLife's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause OneLife's actual results to be materially different from any future results expressed or implied by OneLife in those statements. The most important facts that could prevent OneLife from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of OneLife's stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of OneLife to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	decline in demand for OneLife's products and services;

(f)	rapid adverse changes in markets;

(g)	litigation with or legal claims and allegations by outside parties against OneLife, including but not limited to challenges to OneLife's intellectual property rights; and

(h)	insufficient revenues to cover operating costs;

There is no assurance that OneLife will be profitable, OneLife may not be able to successfully develop, manage or market its products and services, OneLife may not be able to attract or retain qualified executives and personnel, OneLife may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in OneLife' businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. OneLife cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that OneLife or persons acting on its behalf may issue. OneLife does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

On April 21, 2017, Robert J. Wagner acquired control of 35,000,000 shares (the “Purchased Shares”) of the Company’s issued and outstanding common stock, representing approximately 75.5% of the Company’s total issued and outstanding common stock, from Leon Henry in accordance with a stock purchase agreement by and between Mr. Henry and Mr. Wagner (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Wagner paid an aggregate purchase price of $20,000 to Mr. Henry in exchange for the Purchased Shares.

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

On May 8, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with One Media Enterprises Limited, a corporation duly formed and existing under the laws of England and Wales (“ONEM”), and the controlling stockholders of ONEM (the “ONEM Shareholders”). Pursuant to the Share Exchange Agreement, the Company will acquire 100% of the issued and outstanding equity of ONEM from the ONEM shareholders (the “ONME Shares”) and in exchange the Company shall issue to ONEM an aggregate of 40,000,000 shares of post-forward split common stock of OLMM and 5,000,000 shares of OLMM Series A Preferred (the “OLMM Shares”). As a result of the Share Exchange Agreement, ONEM shall become a wholly owned subsidiary of the Company. The Share Exchange Agreement contains customary representations and warranties. Further, the Share Exchange Agreement contains the following conditions to closing and the closing of the Share Exchange (the “Closing”) shall only occur once the following conditions have been satisfied: (i) Company completes a name change to more accurately reflect the post transaction of the business; (ii) the Company completes a two-for-one (2:1) forward split of its common stock; (iii) the Company increases its authorized shares of common stock from 200,000,000 to 500,000,000; (iv) the Company facilitates the cancellation of 35,000,000 shares of its restricted common stock and such stock is returned to the Company’s treasury; and, (v) ONEM provides the Company with audited financial statements, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) (the “Closing Date”).

The Company amended its Articles of Incorporation with the State of Nevada in order to (i) change its name to OneLife Technologies Corp., (ii) effectuate a 2 for 1 forward stock split and (iii) increase the authorized shares of common stock to 500,000,000 (the “Amendment”) on June 1, 2017. The board of directors of the Company approved the Amendments on May 31, 2017. The shareholders of the Company approved of the Amendment by written consent on May 31, 2017. Financial Industry Regulatory Authority (FINRA) declared that the forward split and the new name of OneLife Technologies Corp., with the new CUSIP 68268M105, be effective on June 13, 2017, and the new ticker symbol of “OLMM,” became effective on July 11, 2017.

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

The address of our principal executive office is 5005 Newport Dr., Rolling Meadows, Illinois 60008. Our telephone number is 630-699-1145. Our year end is April 30.

Employees

Currently, we do not have any employees other than our sole director and officer. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

Results of Operations

We have not generated any revenues from our operations since inception.

Our operating expenses for the three-month periods ended July 31, 2017 and 2016 are outlined in the table below:

	For the Three Months Ended
	July 31, 2017	July 31, 2016
General and administrative expenses	$10,461	$4,300
Management fees	$14,500	$0
Net loss	$(26,571)	$(4,938)

During the three months ended July 31, 2017, we incurred $24,961 of operating expenses compared to $4,300 during the three months ended July 31, 2016. The increase in operating expenses is due to $14,500 of management fees all paid to the President and Director of our Company in addition to an increase of $6,161 of general and administrative expenses for professional fees incurred for the Company’s SEC filing requirements.

We incurred a net loss of $26,571, or $0.00 loss per share, during the three months ended July 31, 2017 compared to a net loss of $4,938, or $0.00 loss per share, during the three months ended July 31, 2016. In addition to operating expenses, we incurred interest expense of $1,610 relating to outstanding loans to our company.

Liquidity and Capital Resources

Working Capital

	As at	As at
	July 31, 2017	April 30, 2017
Current Assets	$35,000	$16,886
Current Liabilities	149,807	105,122
Working Capital Deficit	$(114,807)	$(88,236)

Cash Flows

	For the Three Months Ended
	July 31, 2017	July 31, 2016
Net cash used in operating activities	$(46,886)	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	60,000	-
Net increase in cash	$13,114	$-

As of July 31, 2017, we had cash of $25,000 and total assets of $35,000 compared to cash of $11,886 and total assets of $16,886 at April 30, 2017. The increase in cash is due to financing proceeds of $60,000 received by our company from the issuance of a loan payable. The increase in total assets is due primarily to the increase in the net cash along with an increase in an amount owing from a related party of $5,000.

We had a working capital deficit of $114,807 at July 31, 2017 compared to a working capital deficit of $88,236 at April 30, 2017. The increase in the working capital deficit is due to the use of cash received from the loan payable to pay outstanding day-to-day expenditures as they became due.

During the three months ended July 31, 2017, we did not have any capital transactions.

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

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at July 31, 2017. Our company had not made any sales as at July 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of July 31, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Item 1A. Risk Factors.

Not required for emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

3.2	Bylaws of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES CORP.
(Registrant)

Dated: October 10, 2017	/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)