Form 10-Q
period 2017-10-31
ONELIFE TECHNOLOGIES CORP
filed 2018-01-16
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-198068

OneLife Technologies Corp.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 Newport Dr. Rolling Meadows, IL	60008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (708) 469-7378

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company) Emerging Growth Company	[ ] [X]	Smaller reporting company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

92,735,340 common shares as of January 10, 2018.

PART I.

FINANCIAL INFORMATION

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Condensed Financial Statements

For the Three and Six Months Ended October 31, 2017

Balance Sheets (unaudited)4

Statements of Operations (unaudited)5

Statements of Cash Flows (unaudited)6

Notes to the Financial Statements (unaudited)7

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Balance Sheets

(unaudited)

	October 31, 2017	April 30, 2017

ASSETS

Current Assets

Cash	$13,410	$11,886
Receivable from related party	10,000	5,000

Total Assets	$23,410	$16,886

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$13,144	$23,370
Loans payable	141,752	81,752

Total Liabilities	154,896	105,122

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 100,000,000 preferred shares, $0.00001 par value Issued and outstanding: nil shares issued and outstanding	–	–

Common stock
Authorized: 500,000,000 common shares, $0.00001 par value Issued and outstanding: 92,735,340 shares issued and outstanding	927	927

Additional paid-in capital	40,176	40,176

Accumulated deficit	(172,589)	(129,339)

Total Stockholders’ Deficit	(131,486)	(88,236)

Total Liabilities and Stockholders’ Deficit	$23,410	$16,886

(The accompanying notes are an integral part of these interim financial statements)

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Statements of Operations

(unaudited)

	Three months ended October 31, 2017	Three months ended October 31, 2016	Six months ended October 31, 2017	Six months ended October 31, 2016

Operating Expenses

General and administrative	$15,069	$8,454	$25,530	$12,754
Management fees – related party	–	–	14,500	–

Total Operating Expenses	15,069	8,454	40,030	12,754

Net loss before other expenses	(15,069)	(8,454)	(40,030)	(12,754)

Other Expenses
Interest expense	(1,610)	(720)	(3,220)	(1,358)

Total Other Expenses	(1,610)	(720)	(3,220)	(1,358)

Net Loss	$(16,679)	$(9,174)	$(43,250)	$(14,112)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding – Basic and Diluted	92,735,340	92,735,340	92,735,340	92,735,340

(The accompanying notes are an integral part of these interim financial statements)

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Statements of Cash Flow

(unaudited)

	Six months ended October 31, 2017	Six months ended October 31, 2016

Cash Flows from Operating Activities

Net loss	$(43,250)	$(14,112)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(10,226)	9,017

Net Cash Used In Operating Activities	(53,476)	(5,095)

Cash Flows from Investing Activities
Receivable from related party	(5,000)	–
Net Cash Used in Investing Activities	(5,000)	-

Cash Flows from Financing Activities

Proceeds from loans payable	60,000	5,095

Net Cash Provided by Financing Activities	60,000	5,095

Increase in Cash	1,524	–

Cash – Beginning of Period	11,886	736

Cash – End of Period	$13,410	$736

Supplemental Disclosures

Interest paid	$–	$–
Income taxes paid	$–	$–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2017, the Company has not recognized any revenue, has a working capital deficit of $131,486, and has an accumulated deficit of $172,589. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is April 30.

b)Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s April 30, 2017 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended April 30, 2017 have been omitted.

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

(formerly Oculus Inc.)

Notes to the Financial Statements

(unaudited)

2.Summary of Significant Accounting Policies (continued)

d)Basic and Diluted Net Loss per Share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of October 31, 2017 and 2016, the Company had no potentially dilutive common shares outstanding.

e) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

f)Revenue Recognition

Revenue will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at October 31, 2017. The Company has not made any sales as at October 31, 2017.

3.Loans Payable

a)On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. The loan is unsecured, bears interest at 7.5% per annum and payable on April 15, 2016. On April 15, 2016, the loan was amended to increase the principal amount to up to $45,000 and extend the payable date to October 31, 2016. On October 31, 2016, the loan was amended to increase the principal amount to up to $60,000 and extend the payable date to March 31, 2017. On March 30, 2017, the loan was amended to increase the principal amount to up to $90,000 and extend the payable date to December 31, 2017. As at October 31, 2017 and April 30, 2017, the note holder has provided $56,157 to the Company pursuant to the loan agreement. As at October 31, 2017, the Company recorded $6,665 and as of April 30, 2017, $4,543 of accrued interest payable.

b)On March 15, 2017, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8.5% per annum and payable on December 31, 2017. As at October 31, 2017 and April 30, 2017, the note holder has provided $25,595 to the Company pursuant to the loan agreement. As at October 31, 2017, the Company recorded $1,149 of accrued interest payable and $52 of accrued interest as of April 30, 2017.

c)During the six months ended October 31, 2017, the Company received $60,000 of loans payable from a non-related party. The amounts are unsecured, non-interest bearing, and due on demand.

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

ONELIFE TECHNOLOGIES CORP.

(formerly Oculus Inc.)

Notes to the Financial Statements

(unaudited)

5.Related Party Transactions

During the six months ended October 31, 2017, the Company incurred $14,500 of management fees to the President and Director of the Company.

During the six months ended October 31, 2017, the Company loaned an additional $5,000 to One Media Enterprises Limited (“One Media”) a company controlled by the President and Director of the Company. The loan is unsecured, bears no interest, and is due on demand. The Company recorded a receivable from related party. As of October 31, 2017, the Company has loaned a total of $10,000 to One Media.

6.Subsequent Event

(a)On May 8, 2017, the Company entered into a share exchange agreement with One Media, a corporation formed under the laws of England and Wales. Pursuant to the agreement, the Company will acquire 100% of the issued and outstanding common shares of One Media in exchange for the issuance of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. The agreement was subject to: (i) a name change of the Company to accurately reflect the post transaction of the business (completed); (ii) completion of a two-for-one forward split of its common stock (completed); (iii) an increase in the Company’s authorized shares of common stock from 200,000,000 to 500,000,000 shares of common stock (completed); (iv) cancellation of 35,000,000 shares of common stock and returned to treasury; and (v) One Media providing the Company with audited financial statements. On December 4, 2017, the Company closed the transaction with One Media.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about OneLife Technologies Corp. financial condition, results of operations and business.

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

(a)volatility or decline of OneLife's stock price;

(b)potential fluctuation of quarterly results;

(c)failure of OneLife to earn revenues or profits;

(d)inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)decline in demand for OneLife's products and services;

(f)rapid adverse changes in markets;

(g)litigation with or legal claims and allegations by outside parties against OneLife, including but not limited to challenges to OneLife's intellectual property rights; and

(h)insufficient revenues to cover operating costs;

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

On June 20, 2014, we entered into a supply agreement with Shenzhen Coban Electronics Co., Ltd. for the supply of the GPS tracking devices we planned on marketing as AnyTrack GPS. This was a non-exclusive distribution agreement for the territories of North America, Jamaica, Dominican Republic and Europe. We were unable to complete any sales under this agreement.

On April 21, 2017, Robert J. Wagner acquired control of 35,000,000 shares (the “Purchased Shares”) of the Company’s issued and outstanding common stock, representing approximately 75.5% of the Company’s total issued and outstanding common stock, from Leon Henry in accordance with a stock purchase agreement by and between Mr. Henry and Mr. Wagner (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Wagner paid an aggregate purchase price of $20,000.00 to Mr. Henry in exchange for the Purchased Shares.

As of April 21, 2017, Leon Henry resigned from all positions with the Company, including but not limited to those of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Sole-Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As of April 21, 2017, Robert J. Wagner was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

On May 8, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with One Media Enterprises Limited, a corporation duly formed and existing under the laws of England and Wales (“ONEM”), and the controlling stockholders of ONEM (the “ONEM Shareholders”). Pursuant to the Share Exchange Agreement, the Company will acquire 100% of the issued and outstanding equity of ONEM from the ONEM shareholders (the “ONEM Shares”) and in exchange the Company shall issue to ONEM an aggregate of 40,000,000 shares of post-forward split common stock of OneLife Technologies Corp (“OLMM”) and 5,000,000 shares of OLMM Series A Preferred (the “OLMM Shares”). As a result of the Share Exchange Agreement, ONEM shall become a wholly owned subsidiary of the Company. The Share Exchange Agreement contains customary representations and warranties. Further, the Share Exchange Agreement contains the following conditions to closing and the closing of the Share Exchange (the “Closing”) shall only occur once the following conditions have been satisfied: (i) Company completes a name change to more accurately reflect the post transaction of the business; (ii) the Company completes a two-for-one (2:1) forward split of its common stock; (iii) the Company increases its authorized shares of common stock from 200,000,000 to 500,000,000; (iv) the Company facilitates the cancellation of 35,000,000 shares of its restricted common stock and such stock is returned to the Company’s treasury; and, (v) ONEM provides the Company with audited financial statements, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) (the “Closing Date”). On December 4, 2017, the Share Exchange Agreement closed.

The Company amended its Articles of Incorporation with the State of Nevada in order to (i) change its name to OneLife Technologies Corp., (ii) effectuate a 2 for 1 forward stock split and (iii) increase the authorized shares of common stock to 500,000,000 (the “Amendment”) on June 1, 2017. The Board of Directors of the Company approved the Amendments on May 31, 2017. The shareholders of the Company approved of the Amendment by written consent on May 31, 2017. FINRA declared that the forward split and the new name of OneLife Technologies Corp., with the new CUSIP f 68268M105, be effective on June 13, 2017, and the new ticker symbol of “OLMM,” became effective on October 11, 2017.

Upon entering into the Share Exchange Agreement, we believe we are now able to fully exploit our intended business model. We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements or commitments in place to complete any private placement financings in an amount sufficient to further our business plan and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. We are actively seeking additional funding, but have not closed any such funding as of this date.

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

Results of Operations

We have not generated any revenues from our operations since inception.

Our operating expenses and net loss for the three and six month periods ended October 31, 2017 and 2016 are outlined in the table below:

	For the Three Months Ended		For the Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
General and administrative expenses	$15,069	$8,454	$25,530	$12,754
Management fees	$-	$-	$14,500	$-
Net loss	$(16,679)	$(9,174)	$(43,250)	$(14,112)

Operating expenses for the three months ended October 31, 2017 and 2016 were $15,069 and $8,454, respectively. Our net losses for the three month ended October 31, 2017 and 2016 were $16,679 and 9,174, respectively.

During the six months ended October 31, 2017, we incurred $40,030 of operating expenses compared to $12,754 during the six months ended October 31, 2016. The increase in operating expenses is due to $14,500 of management fees paid to our CEO and Director and an increase of $12,776 of general and administrative expense for increases in professional fees for our SEC filing requirements and additional transfer agent costs for the share split that occurred during the year as well as 8-K filings for the proposed reverse merger transaction.

We incurred a net loss of $43,250, or $nil loss per share, during the six months ended October 31, 2017 compared to a net loss of $14,112, or $nil loss per share, during the six months ended October 31, 2016. In addition to operating expenses, we incurred interest expense of $3,220 relating to outstanding loans to our company.

Liquidity and Capital Resources

Working Capital

	As at	As at
	October 31, 2017	April 30, 2017
Current Assets	$23,410	$16,886
Current Liabilities	154,896	105,122
Working Capital Deficit	$(131,486)	$(88,236)

Cash Flows

	For the Six Months Ended
	October 31, 2017	October 31, 2016
Net cash used in operating activities	$(53,476)	$(5,095)
Net cash used in investing activities	(5,000)	-
Net cash provided by financing activities	60,000	5,095
Net increase in cash	$1,524	$-

As of October 31, 2017, we had a working capital deficit of $131,486 and $23,410 in current assets compared to a working capital deficit of $88,236 and $16,886 in current assets as of April 30, 2017.

We spent a total of $53,476 in operating activities which we financed through a loan from a third party during the six months ended October 31, 2017. During the six months ended October 31, 2016, we used $5,095 in operating activities which was financed through a loan from a third party.

Investing activities during the six months ended October 31, 2017 and 2016 were $5,000 and $0 respectively, mainly due to a related party receivable during the six months ended October 31, 2017.

Financing activities during the six months ended October 31, 2017 and 2016 were $60,000 and $5,095 respectively. The increase is mainly due to note payable agreements entered in to during the six months ended October 31, 2017

Off-Balance Sheet Arrangements

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

Revenue Recognition

Sales will be recorded when products are shipped or services are provided to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as at October 31, 2017. Our company had not made any sales as at October 31, 2017.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of October 31, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Item 1A. Risk Factors.

Not required for emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

3.2	Bylaws of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)
10.01	Share Exchange Agreement between the Company and One Media Enterprises Limited. (incorporated by reference to our Form 8-K files on May 8, 2017)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES CORP.
(Registrant)

Dated: January 16, 2018	/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)