Form 10-Q/A
period 2017-10-31
ONELIFE TECHNOLOGIES CORP
filed 2018-01-18
CIK 1615942

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of OneLife Technologies Corp. (the “Company”) on Form 10-Q for the period ended October 31, 2017, filed with the Securities and Exchange Commission on January 16, 2018 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II OTHER INFORMATION

Item 6. Exhibits

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

3.2	Bylaws of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)
10.01	Share Exchange Agreement between the Company and One Media Enterprises Limited. (incorporated by reference to our Form 8-K filed on May 8, 2017)

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer. (incorporated by reference to our Form 10-Q filed on January 16, 2018)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer. (incorporated by reference to our Form 10-Q filed on January 16, 2018)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES CORP.
(Registrant)

Dated: January 18, 2018	/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)