Form 10-KT
period 2017-12-31
ONELIFE TECHNOLOGIES CORP
filed 2018-06-25
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2017 to December 31, 2017

Commission file number 333-198068

OneLife Technologies Corp.

(Exact name of registrant as specified in its charter)

Nevada	82-4493020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 Newport Dr. Rolling Meadows, IL	60008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (708) 469-7378

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017: $36,376,544

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,360,340 common shares as of June 18, 2018.

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

As used in this Annual report, the terms “we,” “us,” “our,” the “Company,” “OneLife” and “our company” mean OneLife Technologies Corp. and its consolidated subsidiaries, unless otherwise indicated.

Explanatory Note Regarding the Change in Fiscal Year End

On March 16, 2018, the Board of Directors approved changing the Company’s fiscal year from a fiscal year ending on April 30 to a fiscal year ending on December 31, beginning with the period ended December 31, 2017. This Transition Report on Form 10-K covers the period from May 1, 2017 to December 31, 2017, which is the period between the close of the Company’s immediately prior fiscal year and the opening date of the Company’s newly selected fiscal year.

Corporate Background

Our Corporate History and Background

We were incorporated on January 9, 2014 under the laws of the State of Nevada. We have predominately been involved in administrative activities such as marketing, establishing relationships with service providers and establishing our office facilities.

We were previously in the business of selling and providing services for GPS Tracking Devices. Our previous product, called the AnyTrack GPS, was a next generation remote personal locator device used to primarily locate and aid in the timely rescue of missing children, the elderly and pets. In addition, our devices were to have additional functionalities, such as keeping track of heart rates, with data being sent remotely and, in the future, we would add additional functionalities such as keeping track of blood alcohol content, which would be useful for parolees or anyone that has been convicted of a DUI. In addition to selling these devices, we planned to offer monthly services, such as tracking and data collection at a monthly fee.

On April 21, 2017, Robert J. Wagner acquired 35,000,000 shares (pre-split) of the Company’s issued and outstanding common stock, representing approximately 75.5% of the Company’s total issued and outstanding common stock, from Leon Henry in accordance with a stock purchase agreement by and between Mr. Henry and Mr. Wagner. Pursuant to the agreement, Mr. Wagner paid an aggregate purchase price of $20,000 to Mr. Henry in exchange for the shares. Thereafter, on May 31, 2017, a 2-for-1 forward split was effectuated, which resulted in Mr. Wagner holding 70,000,000 shares. Upon the closing of the share exchange agreement (described below), Mr. Wagner returned the 70,000,000 shares to the Company and a new certificate for 40,000,000 shares was issued to him.

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

On May 8, 2017, the Company entered into a share exchange agreement with One Media Enterprises Limited, an England and Wales corporation (“ OME ”), and the controlling stockholders of OME (the “OME Shareholders”). Pursuant to the agreement, the Company acquired 100% of the issued and outstanding equity of OME from the OME shareholders (the “OME Shares”) and in exchange, the Company issued to OME an aggregate of 40,000,000 shares of common stock and 5,000,000 shares of Series A Preferred. As a result of the share exchange agreement, OME became a wholly owned subsidiary of the Company. The share exchange agreement contains customary representations and warranties. Further, the share exchange agreement contains the following conditions to closing and the closing of the share exchange shall only occur once the following conditions have been satisfied: (i) the Company completes a name change to more accurately reflect the post transaction of the business; (ii) the Company completes a two-for-one forward split of its common stock; (iii) the Company increases its authorized shares of common stock from 200,000,000 to 500,000,000; (iv) the Company facilitates the cancellation of 70,000,000 shares of its restricted common stock and such stock is returned to the Company’s treasury; and, (v) OME provides the Company with audited financial statements, with such financial statements being audited by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB). On December 4, 2017, the transaction closed.

On June 1, 2017, the Company amended its Articles of Incorporation with the State of Nevada in order to (i) change its name to OneLife Technologies Corp., (ii) effectuate a 2 for 1 forward stock split and (iii) increase the authorized shares of common stock to 500,000,000. The Board of Directors of the Company approved the Amendments on May 31, 2017. The shareholders of the Company approved of the Amendment by written consent on May 31, 2017. FINRA declared that the forward split and the new name of OneLife Technologies Corp. be effective on June 13, 2017, and the new ticker symbol of “OLMM,” became effective on July 11, 2017. Other than noted, all numbers of shares presented in this report have been retroactively adjusted for the 2 for 1 forward stock split. Upon the closing of the share exchange agreement, Mr. Wagner returned the 70,000,000 shares to the Company for cancellation and OME provided the Company with its audited financial statements.

Upon entering into the share exchange agreement with OME, we believe we are now able to fully exploit our intended business model. We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements or commitments in place to complete any private placement financings in an amount sufficient to further our business plan and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. We are actively seeking additional funding.

Our Business

Who are we?

We’re OneLife: a mobile medical hardware, software and data collection company and the creators of a suite of propriety, patented, medical grade monitoring and tracking technologies that will:

•Be FDA approved,

•Be HIPAA compliant,

•Utilize an open API for easy data communication to any existing system,

•Provide the user with their own, personal and comprehensive health data account, and

•Be backed by an artificial intelligence technology which can make expert suggestions to users for health and lifestyle improvement, and predictions as to health issues on a global basis.

All of these things together are designed to become the central health hub of an individual’s life.

Why this product? Why now?

The healthcare market is rife with inefficient processes, aging systems that do not communicate with each other, tremendous financial waste, and stunning difficulty in getting anything done. Combine that with:

•A worldwide explosion in an aging population (this is fast becoming a crisis globally),

•A desire of insurance companies to decrease patient time spent in a hospital (to decrease their costs),

•A desire by hospitals to decrease hospital readmissions (this has been a difficult issue for hospitals to control and costs dearly when it does),

•An ‘aging in home’ push (to keep people active and away from expense care scenarios),

•Increasing levels of cognitive health issues (part of the ‘aging in home’ issues), and

•A need for a higher level of ‘touch’ between patient and health care provider (telemedicine has been shown to be increasingly effective across a range of issues).

OneLife Technologies, we believe, addresses all of these issues.

What we’re delivering

•A medical grade wearable designed specifically for the health market and a specific type of user,

•A mobile health kit designed to take more advanced vitals readings,

•A personal health data account for each user that centralizes a user’s health records,

•An application management system that can link all this technology together for a hospital, and

•Artificial intelligence that will not only be the user’s personal healthcare consultant, but will be on guard to detect developing health issues on a global scale.

THE PRODUCTS

OneLife Technologies delivers a health care ecosystem that is optimized to capture data, store or transport it, and assist in the analyzation so that actionable feedback can be provided. And it all starts with the Sensation . . . Untethered! On Guard! Always Connected!

The Sensation is a wearable designed for the health and medical markets as its feature set is aimed squarely at users (or the health care providers or family members of users) who want, or need, to track aspects of their physical health (heart rate, activity, sleep patterns, location). Powered by our telco partner, AT&T, and with an AT&T SIM card inside, the Sensation is always connected. Whether the user is in their home, out to dinner at a restaurant, or halfway around the globe, their lifeline to those who care about them is always in place, and their lifestyle is uninterrupted.

The Sensation has been designed with two overriding principals in mind.

Simplicity. The Sensation has been created for a user who:

•Has a health problem,

•Is aging or elderly,

•Has cognitive disabilities, and

•Generally, is not interested in, or is incapable of, fiddling with an electronic device.

Reliability. The Sensation must:

•Deliver continued health monitoring/transmission of data,

•Have an ‘always on’ data stream no matter where the user is or what they are doing,

•Be as bullet-proof in construction as can possibly be made.

In accomplishing these two things, we see some immediate practical applications.

•If a user is elderly and falls, the Sensation immediately dials 911 while also alerting three family members.

•If they’re a cardiac patient and their heart rate climbs too high or low, their physician gets an alert and can call them on the Sensation to check their condition.

•If they suffer from cognitive decline, the Sensation can geofence a user and alert family members should they wander off preset boundaries.

For the medical market, OneLife is working to have the Sensation achieve an FDA approved medical device status. At that point, it can be covered by insurance and possibly a user tax deduction for the numerous, strictly medical scenarios that it can participate in.

Tricorder

A physician requires a standard set of ‘vitals’ information from a patient. Because the current state of technology is not sufficient to allow this be achieved with a wearable, OneLife has created the Tricorder. Delivering medical grade information, the Tricorder captures blood pressure, heart rate, ECG/EKG, SpO2, and temperature. Designed for mobility, the $2,000 Tricorder takes the place of current hospital machines with an aggregate value between $4,000 to $8,000, and provides needed portability and simplicity. Finally, the Tricorder comes with a Bluetooth connection that makes communication with the Sensation automatic and easy. As technology becomes reliably created, Tricorder applications will be pushed to the Sensation.

Personal Data Vault

Data Flow Chart
Cellular =
Bluetooth =
WiFi =
Tricorder
Glucometer
Blood Pressure Cuff
Weight Scale
Etc
Etc
User's Phone App / Storage Point - Short Term
Internet
Phone Calls & Texting
Storage Point - Long Term
Each user has their own account in an ever-expanding data pool of individual users. They reside on a tier 3, HIPPA-compliant server.
Family
Health Care Providers
Medical Information Portal
Hospitals
Insurance Co
Big Data Analysis

Bluetooth: For connection from Sensation to ancillary medical devices
Cellular: For primary transmission of medical data from Sensation to storage points; primary transmission of App instructions to Sensation; backup for Google Apps data back and forth to Sensation; backup for OTA software updates
WiFi: For primary transmission of Google Apps data back/forth to Sensation; primary OTA software updates; backup transmission of medical data

As opposed to today’s method in which various pieces of a person’s health information is being held in disparate systems that do not communicate, OneLife has a different idea. Each user has a data vault which is the central repository of all of their health data. Whether the data is gathered by the Sensation, the Tricorder, a smart weight scale (or other Bluetooth medical devices), a hospital, or a doctor, the vault will be the central depository.

Artificial Intelligence (“AI”)

Always working in the background, our AI is designed to collect information by population location (ex. A zip code in the U.S.) and population type (ex. White males, 40-50 years old). On an individual basis, it can then use this information, apply it against their current state of health and activity, and make suggestions as to future scenarios if they continue their current life-style practices without change, or change by following suggested practices given to them by the AI, which have proved successful for their population type in bringing about beneficial health results.

THE MARKET

There exists today, the opportunity to make an impact in the medical market on a global scale. OneLife technology can increase efficiency; decrease costs; allow for meaningful telemedicine to take place; extend ‘aging in place’ time; and immediately, upon launch, impact several meaningful health issues in the U.S. and beyond. Finally, in the not-too-distant future, we believe we can impact such world-threatening diseases as Ebola and Zika.

How does OneLife fit into this space?

•Health & Fitness: From a ‘device’ perspective, this is the main category you have to put us in because no more accurate category exists.

•Remote Monitoring: From a ‘what we actually do’ perspective, you would place us here. This is our raison d’etre. To keep a person with a health condition, which would benefit from monitoring, in touch with their health care provider and family.

•Medical Big Data: We play in this field and believe it will become a very large, if not the largest revenue stream for our company. By having a device on a person which is continually monitoring them, the implications for learning about how our bodies actually work through big data are nothing less than staggering.

•Mobile Fitness / Health Apps: While our initial App’s purpose will largely be about databasing continual results sent from the Sensation, we next plan to show patterns, and provide suggestions. From here it’s easy to get into more of the ‘fitness’ kind of information.

•Digital Medical Devices: We are certainly part of this space with our Tricorder.

•EHR / EMR: These electronic records systems currently contain (at least the better ones do), the various medical records of a patient; from multiple doctors and hospitals. We feed these systems information which they are currently not able to get actual, real-time data after the patient has left the hospital or doctor visit. We continue to feed the system so it can keep track and monitor the patient.

•Patient Engagement: Many healthcare providers we have consulted with are right now crafting ways of staying in contact with their patients through specialized videos and other learning/informational programs. The Sensation is the perfect focal point and can deliver this content providing for more intimate contact. Also through the App, we plan on having direct consultation with your physician and video conferencing over the Sensation.

•Healthcare Mobile Communications and TeleHealth: We do participate in these spaces.

•And finally, in looking towards the future: Genomics: Imagine if we offer a free DNA testing for everyone who purchases a Sensation. That information goes into your health database. We then use this against actual results being sent from the Sensation for ‘big data’ analysis. The potential of what we will learn here is staggering.

Typical User Demographic

•50+ years of age,

•Have a medical problem that would benefit from monitoring,

•Are generally not interested in complicated electronic devices, or may actually be incapable of working such devices due to their age, cognitive impairment, or impairment due to medications,

•And perhaps most importantly, they are feeling their mortality. They may even have had a brush with death. These issues make them highly motivated purchasers and users of OneLife technology as they see it as extending their life span.

Target Customers

• Individuals

o We start here. They may see our advertising or have been recommended by their physician.

• Nursing Homes

o Easily track residents,

o Increase level of care, and

o Reduce personnel costs.

• Hospitals

o Easy ID/tracking of patients, and

o Patient care extends outside of hospital as patient leaves wearing Sensation.

• Anywhere healthcare is provided.

STRATEGY FOR GROWTH

We intend to begin by selling hardware (the Sensation and the Tricorder), along with services in those areas where we are strong and can gain immediate revenue streams.

•The “I’ve fallen and can’t get up” customers,

•Heart patient monitoring, and

•Geofencing for users with cognitive decline issues.

From here we intend to move into institutional sales with nursing homes and then hospitals. We currently have several hospitals in que where comprehensive tests can begin. The premise of these tests is to be able to have every patient in the hospital wearing a Sensation. Once a strong presence in the overall medical market is created, OneLife migrates from a model where hardware has been generating a majority of the revenue to a software/recurring revenue model. Here, we can license our software to power wearable devices developed by other electronics manufacturers.

Strategic Partners

Yinuo:2016 winner of the China Ministry of Science “Entrepreneur of the Year” award.

AT&T:One of the most valuable brands and largest companies in the world, it is with AT&T that OneLife gains a critical advantage over other players in this market with its mobile connectivity.

CDW:The name in back office support services, and another primary sale channel for enterprise applications.

TiaTech:a leading healthcare IT company specializing in building efficient, innovative, patent pending software and hardware solutions to help healthcare providers achieve maximum clinical outcomes. This partnership will provide a turn-key mobile electronic health records management, monitoring and analysis system to the rapidly growing middle class of India.

Armor Grid:A leading fall detection and geolocation technology company.

Marketing Strategy

Management anticipates that for the first two years of operation, sales will be generated through our Strategic Partners. Our Strategic Partners, have taken on the responsibility for generating these sales to both individuals and institutions.

Monetization Strategy

Initially, sales of the Sensation and Tricorder will drive revenue production. Within a short period of time, service sales will begin to take place and add to revenue production. Services such as 1) fall detection, 2) geofencing, 3) heart monitoring, and 4) health data accounts will account for the initial offerings.

With respect to the hardware, we anticipate that it may be purchased outright, or it may be rented on a periodic basis.

Sales Strategy

Our Strategic Partners have budgeted to use and sell our technology. For the medical markets, our technology will be sold by our Strategic Partners national sales force. Our products will be the only wearable medical technology carried by most of our Strategic Partners.

Intellectual Property

We have a 50% percent ownership interest in any and all, current and future, intellectual property developed by Yinuo Technologies, Ltd, our Chinese partner. In addition to this, OneLife will continually enhance the current software/wearables thereby creating OneLife-owned IP.

Emerging Growth Company Status

We are an “emerging growth company” as defined under the Jumpstart our Business Startups Act (the “JOBS Act”). We expect to remain an “emerging growth company” for up to five years. As an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including, but not limited to:

•not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes- Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company”, which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Employees

Currently, we have three employees, Robert Wagner, John R. Muchnicki and Anthony Driscoll. We do expect that we will further add to the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

Description of Property and Facilities

As of the date of this report, our executive, administrative, and operating offices are located at 5005 Newport Dr., Rolling Meadows, IL 60008. We believe these facilities are adequate for our current needs. The offices are currently provided to us at no cost by our sole director. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Compliance with Government Regulation

Once we begin operations, we may be subject to a number of foreign and domestic laws and regulations that could affect companies conducting our business, many of which are still evolving and could be interpreted in ways that could harm our business.

Subsidiaries

The Company has the following wholly-owned subsidiaries: (i) One Media Enterprises Limited, a company incorporated in England and Wales; and (ii) One Media Partners Inc. (“OMP”), a company incorporated in the State of Delaware, U.S.A.

Intellectual Property

The Company currently owns 50% of the intellectual property developed by Yinuo Technologies Ltd. (“Yinuo”), which is being amortized over an estimated useful life of five years.

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Properties

As of December 31, 2017, our offices are located at 5005 Newport Dr., Rolling Meadows, IL 60008. We believe these facilities are adequate for our current needs. The offices are currently provided to us at no cost by our sole director. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any national exchange. Our common stock is quoted on OTC Pink under the trading symbol “OLMM”. OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The closing price on the OTC Pink on December 29, 2017 (last business day of the month) was $0.84. The following table sets forth for the periods indicated the high and low sales price of the Company’s common stock as reported on the OTC Pink.

	High	Low
Eight Months Transition Period Ended December 31, 2017:
Quarter Ended December 31, 2017	$2.20	$0.76
Quarter Ended September 30, 2017	N/A	N/A
Period from May 1, 2017 to June 30, 2017	1.60	1.60

There were no transactions of our common stock for the quarter ended September 30, 2017 and there was one transaction on June 23, 2017 during the period from May 1, 2017to June 30, 2017.

There were no trading activities of our common stock for the years ended April 30, 2017 and 2016.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2017 or during the transition period from May 1, 2017 to December 31, 2017, that were not otherwise disclosed on our quarterly reports or a current report on Form 8-K.

Equity Compensation Plans

As of December 31, 2017, we do not have any equity compensation plans.

Convertible Securities

As of December 31, 2017, we do not have any outstanding stock options.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the transition period from May 1, 2017 to December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the period from May 1, 2017 to December 31, 2017 and for the years ended April 30, 2016 and 2017.

Our operating results for the period from May 1, 2017 to December 31, 2017 and for the years ended April 30, 2016 and 2017 are summarized as follows:

	From May 1, 2017 To December 31, 2017	Year Ended April 30, 2017	Year Ended April 30, 2016
Revenues	$-	$-	$-
Operating expenses	(197,244)	(30,501)	(47,044)
Other expense	(1,170,680)	(1,913)	(2,098)
Net loss	$(1,367,924)	$(32,414)	$(49,142)

Our net loss for the period from May 1, 2017 to December 31, 2017 was $1,367,924. Net loss for the period from May 1 to December 31, 2017 mainly includes general and administrative expenses, amortization expense, interest expense, and loss on extinguishment of debt. On December 3, 2017, the Company entered into a termination agreement with Angelfish Investments Plc (“Angelfish”) that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for the issuance of a $1,000,000 new loan payable, 200,000 common shares of the Company and warrants to purchase 200,000 common shares of the Company. As a result of the termination agreement, the Company recorded a loss on extinguishment of debt of $1,141,175.

Our net loss for the year ended April 30, 2017 was $32,414 compared to a net loss of $49,142 during the year ended April 30, 2016. The decrease in expenses was primarily attributable to a winding down of our previous business during the year ended April 30, 2017.

Liquidity and Capital Resources

Working Capital

As of December 31, 2017, we had $4,910 in cash. As of December 31, 2017, we had a working capital deficit of $1,759,947.

Cash Flows

	From May 1, 2017 to December 31, 2017	Year Ended April 30, 2017	Year Ended April 30, 2016
Net cash used in operating activities	$(107,193)	$(36,877)	$(33,270)
Net cash provided by investing activities	-	1,162	-
Net cash provided by financing activities	99,055	48,027	34,006
Increase (decrease) in cash	$(8,138)	$12,312	$736

Operating Activities

Cash used in operating activities was $107,193 for the period from May 1, 2017 to December 31, 2017. Cash used in operating activities was primarily due to general and administrative expenses.

Cash used in operating activities was $36,877 for the fiscal year ended April 30, 20167 compared to $33,270 for the fiscal year ended April 30, 2017. The increase in cash used in operating activities was primarily due to the payments in general and administrative costs.

Financing Activities

Cash provided by financing activities was $99,055 for the period from May 1, 2017 to December 31, 2017. Cash provided by financing activities was primarily from loans and issuances of notes payable. The increase was partially offset by payments to related parties.

Cash provided from financing activities was $48,027 for the fiscal year ended April 30, 2017 compared to $34,006 for the fiscal year ended April 30, 2016. The cash provided during fiscal 2017 and 2016 was entirely from loans.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2017, our company has an accumulated deficit of $1,497,262. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the transition period from May 1, 2017 to December 31, 2017 and for the fiscal years ended April 30, 2017 and 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the management’s plans regarding these matters.

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

Plan of Operation

Estimated Expenses for the Next Twelve Months

In order to fully carry out our business plan, we need additional financing of approximately $10 million for the next 12 months. If we are not able to raise any more funds, to develop our business plan, we may not be able to do so, or even keep in compliance with our reporting obligations. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of intellectual property developed by Yinuo, a non-related party. Intangible assets are amortized using straight-line method within a useful life of five years.

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company is finalizing its evaluation of the impact that this guidance will have on its consolidated financial statements. Because the Company does not have existing significant revenue arrangements with unfulfilled performance obligations, management currently believes the impact of adoption will not be material to its consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As an “emerging growth company” we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

OneLife Technologies Corp.

For the Period from May 1, 2017 to December 31, 2017

and

Years Ended April 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

OneLife Technologies Corp.

(formerly Oculus Inc.)

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneLife Technologies Corp. (formerly Oculus Inc., the "Company") as of December 31, 2017 and April 30, 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from May 1, 2017 to December 31, 2017 and each of the years ended April 30, 2017 and 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and April 30, 2017, and the results of its operations and its cash flows for the period from May 1, 2017 to December 31, 2017 and each of the years ended April 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ GBH CPAs, PC

GBH CPAs, PC

We have served as the Company's auditor since 2014.

www.gbhcpas.com

Houston, Texas

June 25, 2018

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Consolidated Balance Sheets

	December 31, 2017	April 30, 2017*

ASSETS

Current Assets:

Cash and cash equivalents	$4,910	$13,048
Amounts receivable – related party	–	5,000

Total Current Assets	4,910	18,048

Intangible assets, net	280,548	347,215

Total Assets	$285,458	$365,263

LIABILITIES

Current Liabilities:

Accounts payable and accrued liabilities	$61,215	$255,273
Advances from related parties	50,423	91,067
Loans payable	861,467	90,830
Notes payable	561,752	992,067
Convertible notes	230,000	230,000

Total Current Liabilities	1,764,857	1,659,237

Loans payable, non-current portion	333,333	–

Total Liabilities	2,098,190	1,659,237

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding, respectively	50	–

Common stock, $0.00001 per share, 500,000,000 shares authorized, 62,735,340 and 92,735,340, shares issued and outstanding, respectively	627	927

Additional paid-in capital	(754,147)	(1,165,562)

Common shares issuable	438,000	–

Accumulated deficit	(1,497,262)	(129,339)

Total Stockholders’ Deficit	(1,812,732)	(1,293,974)

Total Liabilities and Stockholders’ Deficit	$285,458	$365,263

*Financial information has been retrospectively adjusted for the acquisition of One Media Enterprises Limited and its subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Consolidated Statements of Operations

	From May 1 to December 31, 2017	Year ended April 30, 2017	Year ended April 30, 2016

Operating Expenses

Amortization expense	$66,667	$–	$–
General and administrative	130,577	30,501	44,018
Inventory write-off	–	–	3,026

Total Operating Expenses	(197,244)	(30,501)	(47,044)

Other Income (Expenses)
Loss on extinguishment of debt	(1,141,175)	–	–
Gain on forgiveness of debt	–	1,531	–
Interest expense	(24,325)	(3,444)	(1,226)
Foreign exchange loss	(5,179)	–	(872)

Total Other Income (Expenses)	(1,170,679)	(1,913)	(2,098)

Net Loss	$(1,367,923)	$(32,414)	$(49,142)
Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding – Basic and Diluted	89,306,769	92,735,340	92,735,340

The accompanying notes are an integral part of these consolidated financial statements.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Common Shares	Accumulated
	Shares	Par Value	Shares	Par Value	Capital*	Issuable	Deficit	Total

Balance – April 30, 2015	–	$–	92,735,340	$927	$40,176	$–	$(47,783)	$(6,680)

Net loss	–	–	–	–	–	–	(49,142)	(49,142)

Balance – April 30, 2016	–	–	92,735,340	927	40,176	–	(96,925)	(55,822)

Acquisition of One Media Enterprises Limited*	–	–	–	–	(1,205,738)	–	–	(1,205,738)

Net loss	–	–	–	–	–	–	(32,414)	(32,414)

Balance – April 30, 2017	–	–	92,735,340	927	(1,165,562)	–	(129,339)	(1,293,974)

Cancellation of common shares	–	–	(70,000,000)	(700)	700	–	–	–

Issuance of shares to acquire One Media Enterprises Limited	5,000,000	50	40,000,000	400	(450)	–	–	–

Issuance of equity securities to settle debt	–	–	–	–	411,165	438,000	–	849,165

Net loss	–	–	–	–	–	–	(1,367,923)	(1,367,923)

Balance – December 31, 2017	5,000,000	$50	62,735,340	$627	$(754,147)	$438,000	$(1,497,262)	$(1,812,732)

*Financial information has been retrospectively adjusted for the acquisition of One Media Enterprises Limited and its subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Consolidated Statements of Cash Flows

	From May 1 to December 31, 2017	Year ended April 30, 2017*	Year ended April 30, 2016

Cash flows from operating activities

Net loss	$(1,367,923)	$(32,414)	$(49,142)

Adjustments to reconcile net loss to net cash used in operating activities:

Inventory write-down	–	–	3,026
Amortization expense	66,667	–	–
Gain on forgiveness of debt	–	(1,531)	–
Loss on extinguishment of debt	1,141,175	–	–

Changes in operating assets and liabilities:

Prepaid expense	–	–	218
Amounts receivable – related party	5,000	(5,000)	–
Accounts payable and accrued liabilities	47,888	2,068	12,628

Net cash used in operating activities	(107,193)	(36,877)	(33,270)

Cash flows from investing activities

Cash acquired through acquisition of One Media Enterprises Limited	–	1,162	–

Net cash provided by investing activities	–	1,162	–
Cash flows from financing activities

Proceeds from (repayment of) related party advances	(40,644)	–	1,531
Proceeds from loans payable	103,970	48,027	32,475
Proceeds from notes payable	35,729	–	–

Net cash provided by financing activities	99,055	48,027	34,006

Change in Cash and Cash Equivalents	(8,138)	12,312	736

Cash and Cash Equivalents – Beginning of Period	13,048	736	–

Cash and Cash Equivalents – End of Period	$4,910	$13,048	$736

Supplemental Cash Flow Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–
Non-Cash Financing Activities

Fair value of common share grant and warrants for extinguishment of debt	$849,165	$–	$–

*Financial information has been retrospectively adjusted for the acquisition of One Media Enterprises Limited and its subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

1.Nature of Operations and Continuance of Business

OneLife Technologies Corp. (formerly Oculus Inc., the “Company”) was incorporated in the State of Nevada on January 9, 2014. Until April 30, 2017, the Company was in the business of selling and providing services for GPS tracking devices which were to be marketed in the United States, Canada and Europe.

On May 8, 2017, the Company entered into a share exchange agreement (the “Agreement”) with One Media Enterprises Limited (“OME”), a company incorporated in England and Wales, to acquire its business operations. OME is a medical mobile software/data collection company that sells health and smart watches operated through its wholly-owned subsidiary, One Media Partners Inc. (“OMP”), a company incorporated in the State of Delaware. The share exchange was completed on December 4, 2017.

On October 22, 2015, OME entered into an investment agreement with Shenzhen Yinuo Technologies Ltd. (“Yinuo”), a China company, where OME acquired a 50% ownership of all intellectual property developed by Yinuo in exchange for $500,000 which was settled through the issuance of a promissory note. See Note 3.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2017, the Company has not recognized any revenue, has a working capital deficit of $1,759,947, and has an accumulated deficit of $1,497,262. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to issue additional equity securities and obtain commercial loans to fund its future operations. However, there is no guarantee that the Company will be successful on obtaining additional fund. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation and Principles of Consolidation

The acquisition of OME and its subsidiary are considered common control transactions. Prior to the acquisition of OME and its subsidiary, both OME and the Company were controlled by Mr. Robert Wagner, the Company’s Chief Executive Officer, beginning on April 21, 2017. When businesses that will be consolidated by the Company, is acquired from Mr. Wagner, the transaction was accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. The acquisitions of OME and its subsidiary was a transfer of businesses between entities under common control. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions. The financial information for OME and its subsidiary has been included in the Company’s consolidated financial statements beginning on April 30, 2017 as OME only had nominal activities from April 21, 2017, when Mr. Wagner acquired control of the Company.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiaries: OME and OMP. All intercompany transactions have been eliminated on consolidation. The assets and liabilities of OME and OMP in these financial statements have been reflected on a historical cost basis because the transfer of OME and OMP to the Company is considered a common control transaction. When the Company acquired OME and OMP, the Company, OME and OMP were under direct control of Mr. Robert Wagner.

On March 16, 2018, the Board of Directors approved changing the Company’s fiscal year from a fiscal year ending on April 30 to a fiscal year ending on December 31, beginning with the period ended December 31, 2017.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

2.Summary of Significant Accounting Policies (continued)

b)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of intangible assets, deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)Inventory

Inventory is comprised of watches and other products purchased for resell, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete and unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

e)Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of intellectual property developed by Yinuo, a non-related party. Intangible assets are amortized using straight-line method within a useful life of five years.

f)Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)Financial Instruments

The Company maximizes the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A fair value hierarchy was established based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company prioritizes the inputs into three levels that may be used to measure fair value:

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

2.Summary of Significant Accounting Policies (continued)

g)Financial Instruments (continued)

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to and from related parties, loans payable, and convertible debentures. The fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

h)Revenue Recognition

Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the goods or service has been provided, and collectability is assured. The Company is not exposed to any credit risks as amounts are paid prior to shipment of the products. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

i)Stock-based compensation

The Company recognizes expense for the fair value of all share-based compensation. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award.

j)Income Taxes

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Corporate tax rate changes resulting from the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) are reflected in deferred tax assets and liabilities as of December 31, 2017 since the Tax Act was enacted in December 2017.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

2.Summary of Significant Accounting Policies (continued)

k)Loss per Common Share

Basic Earnings Per Share (“EPS”) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the period from May 1, 2017 to December 31, 2017, warrants to purchase 200,000 common shares outstanding was not included because their effect was anti-dilutive. For the years ended April 30, 2017 and 2016, the Company had no potentially dilutive common shares outstanding.

l)Stock Split

The Company’s Board of Directors approved a 2-for-1 forward stock split of the Company’s common stock effective June 13, 2017. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the forward stock split for all periods presented

m)Foreign Currency Transactions

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in British Pounds. Foreign currency transactions are translated to United States dollars using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

n)Common Control Transactions

Business acquired from Mr. Robert Wagner is accounted for as common control transactions whereby the net assets (liabilities) acquired (assumed) are combined with the Company’s at their historical carrying value. Any difference between carrying value and recognized consideration is treated as a capital transaction. Cash received from the acquired entities is presented as an investing activity in our consolidated statement of cash flows.

o)Recent Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company is finalizing its evaluation of the impact that this guidance will have on its consolidated financial statements. Because the Company does not have existing significant revenue arrangements with unfulfilled performance obligations, management currently believes the impact of adoption will not be material to its consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

2.Summary of Significant Accounting Policies (continued)

p)Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

3.Acquisition of One Media Enterprises Limited

On May 8, 2017, the Company entered into a share exchange agreement with OME to acquire its business operations. Pursuant to the agreement, the Company acquired 100% of the issued and outstanding common shares of OME in exchange for the issuance of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock of the Company. The agreement was subject to: (i) a name change of the Company to accurately reflect the post transaction of the business (ii) completion of a two-for-one forward split of the Company’s common stock; (iii) an increase in the Company’s authorized shares of common stock from 200,000,000 to 500,000,000 shares; (iv) cancellation of 70,000,000 common shares of the Company; and (v) OME providing the Company with audited financial statements. The transaction closed on December 4, 2017.

The acquisition of OME was considered as transfer of business between entities under common control; and therefore, the assets acquired and liabilities assumed were transferred at historical cost of OME. Because the acquisitions were common control transactions in which the Company acquired a business, the Company’s historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of OME as if the Company owned OME for all periods presented from the date OME and the Company were under common control, which was assumed to be April 30, 2017. Mr. Robert Wagner gained control of the Company on April 21, 2017. However, OME had nominal activities from April 21, 2017 to April 30, 2017.

4.Intangible Assets

Intangible assets consisted of the following as of December 31, 2017 and April 30, 2017:

	December 31, 2017	April 30, 2017

Cost	$500,000	$500,000
Accumulated amortization	(219,452)	(152,785)

Intangible assets, net	$280,548	$347,215

5.Loans Payable

As at December 31, 2017 and April 30, 2017, the Company owed $1,194,800 and $90,830, respectively, of loans payable to various investors for financing of the Company’s operations. The amounts are unsecured, non-interest bearing, and due on demand.

At December 31, 2017, the loans payable of $1,194,800 includes $1,000,000 payable to Angelfish Investments Plc (“Angelfish”), a third party. The amounts owing are secured by the assets of the Company. On December 3, 2017, the Company entered into a termination agreement with Angelfish that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for $1,000,000 of new loan payable, 200,000 common shares of the Company (valued at $438,000, See Note 9.) and warrants to purchase 200,000 common shares of the Company. The warrants had a fair value of $411,165. See Note 9. The loan payable bears no interest. $666,667 of the loan is due in 2018 and the remaining is due in 2019. The Company recorded a loss on extinguishment of debt of $1,141,175.

6.Notes Payable

On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. On March 30, 2017, the loan was amended to increase the principal amount to up to $90,000 and extend the payable date to December 31, 2017. As of December 31, 2017 and April 30, 2017, the outstanding balance of the note was $56,157. This note is currently in default.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

6.Notes Payable (continued)

On March 15, 2017, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8.5% per annum and payable on December 31, 2017. As at December 31, 2017 and April 30, 2017, the outstanding balance of this note was $5,595 and is in default.

Since 2014, the Company issued Angelfish various notes that were due on demand. During the period from May 1, 2017 to December 31, 2017, notes with a total principal amount of $35,729 were issued. On December 3, 2017, all notes payable and related accrued interest were settled. See Note 5. As of December 31, 2017 and April 30, 2017, the outstanding principal payable to Angelfish was $0 and $430,315, respectively.

On December 29, 2015, the Company issued Yinuo a note of $500,000 to acquire intangible assets. The note is unsecured, non-interest bearing, and is due on demand. As of December 31, 2017 and April 30, 2017, the outstanding balance of the note was $500,000.

7.Convertible Notes

In March 2015, OMP entered into a convertible note agreement of $200,000 with Mr. John Muchnicki. The note was unsecured, and subsequently amended, upon mutual agreement between Mr. Muchnicki and the Company, to become due on demand and non-interest bearing. The notes conversion terms are as follows: (i) outstanding principal of $60,000 is convertible into OMP’s shares representing 5% of OMP (ii) outstanding principal of $140,000 is convertible into OMP’s shares representing 10% of OMP.

In March 2016, OMP entered into a convertible note agreement in the principal amount of $20,000 with a third party. The amount is unsecured, bears interest at 15% per annum, and was due on March 3, 2018. The principal amount and accrued interest would be automatically converted into OMP’s common shares at a rate of 50% of the market price of the OMP’s common shares upon the completion of an initial public offering (“IPO”) of OMP’s common shares or other qualified financing prior to March 3, 2018. OMP did not have an IPO or qualified financing event prior to March 3, 2018. As a result, the note was not converted. The note is currently in default due to nonpayment and continues to accrue interest at 15% per annum.

In August 2016, OMP entered into a convertible note agreement in the principal amount of $10,000 with a third party. The amount is unsecured, bears interest at 30% per annum, and is due on August 12, 2018. The principal amount and accrued interest shall be automatically converted into OMP’s common shares at a rate of 50% of the market price of OMP’s common shares upon the completion of an IPO or other qualified financing.

8.Related Party Transactions

From May 1, 2017 to December 31, 2017, the Company incurred $19,500 of management fees to the Company’s CEO.

As of April 30, 2016, the Company owed the former President of the Company $1,531 for general and administrative expenditures paid on behalf of the Company. The amount owed was unsecured, non-interest bearing, and had no specified repayment terms. On April 21, 2017, the former President of the Company forgave the loan totaling $1,531 and the Company recorded a gain on forgiveness of debt.

As of December 31, 2017 and April 30, 2017, the Company owed an aggregate of $40,793 and $81,437, respectively, to the CEO and Director of the Company for advances to fund the Company’s operations. From May 1, 2017 to December 31, 2017, the Company received advances of $19,199 and repaid advances in the amount of $59,844. The advances are unsecured, non-interest bearing and due on demand.

As at December 31, 2017 and April 30, 2017, the Company owed an aggregate of $9,630 to companies controlled by a former officer of the Company for advances to fund the Company’s operations. The advances are unsecured, non-interest bearing and due on demand.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

9.Shareholders’ Equity

On December 4, 2017, the Company cancelled 70,000,000 shares of common stock and issued 5,000,000 shares of preferred stock and 40,000,000 shares of common stock of the Company pursuant to an agreement to acquire OME. See Note 3.

In December 2017, the Company entered into a termination agreement with Angelfish with respect to outstanding payable, see Note 4. As part of the termination agreement, the Company is yet to issue 200,000 common shares with a fair value of $438,000.

10.Share Purchase Warrants

In December 2017, as part of the termination agreement with Angelfish, the Company issued warrants to purchase 200,000 common shares of the Company. The warrants are exercisable into common shares at $1.00 per share for a period of five years. The fair value of the share purchase warrants was $411,165 calculated using the Black-Scholes option pricing model assuming volatility of 150%, risk free rate of 0.41%, expected life of 5 years, and no expected dividends.

11.Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. OMP is an English and Wales company, which is subject to a tax rate of 19% for 2017 and a tax rate of 17% from April 1, 2020.

The reconciliation of the provision for income taxes at the United States federal statutory rate in effect for 2017 and the Company’s income tax expense is as follows:

	From May 1 to December 31, 2017	Year ended April 30, 2017	Year ended April 30, 2016

Income tax benefit computed at the statutory rate	$478,773	$11,345	$17,200
Foreign tax rate differential	(61,611)	–	–
Shares and warrants granted to settle debt	(297,201)	–	–
Net operating loss acquired from acquisition	–	271,106	–
Tax rate change and others	(117,225)	–	–
Change in valuation allowance	(2,736)	(282,451)	(17,200)

Provision for income taxes	$–	$–	$–

Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31, 2017 and April 30, 2017:

	December 31, 2017	April 30, 2017

Net operating losses	$330,456	$327,720
Valuation allowance	(330,456)	(327,720)

Net deferred income tax assets	$–	$–

The reduction in the federal tax rate to 21% under the Tax Act, effective on January 1, 2018, resulted in a reduction in the value of the Company’s net deferred tax assets and related valuation allowance of $117,173. The Company had net operating loss carry-forwards of approximately $1.7 million as of December 31, 2017, that may be offset against future taxable income. The carry-forwards will begin to expire in 2033. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership. The Company does not believe that it has any uncertain income tax positions.

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

12.Commitments and contingencies

On December 22, 2017, the Company entered into a stock purchase agreement with Yinuo’s sole shareholder where the Company agreed to issue 40 million common shares and pay $500,000 to acquire all of Yinuo’s outstanding shares. The transaction will close upon the completion of a formal appraisal report for Yinuo’s value and 2-year audited financial statements of Yinuo. The Company will enter into employment agreements with six Yinuo’s mangment and employees and appoint Yinuo’s sole shareholder as a director of the Company upon the closing. Yinuo’s sole shareholder agreed to invest up to $3 million of working capital to Yinuo over 6 months following the closing.

13.Subsequent Event

In January and February 2018, the Company was advanced an aggregate of $74,000 from two third parties. These advances bear no interest and are due on demand.

On February 27, 2018, the Company issued a convertible note to Power Up Lending Ltd, for $153,000. The note bears interest of 14% and has a maturity date of May 27, 2019. Beginning from August 26, 2018, the note is convertible at a price of 55% of the average 2 lowest trading prices during the 15 trading days prior to the conversion date.

On March 1, 2018, the Company entered into a consulting agreement with Anthony Driscoll where the Company agreed to issue 75,000 fully vested shares to Mr. Driscoll on the date of the agreement and Mr. Driscoll agreed to be the Company’s Chief Marketing Officer. The Company also agreed to issue 5,000 shares per month beginning March 1, 2018 for six months for Mr. Driscoll’s services. The agreement will automatically renew for a 6-month period until termination. The Company also agreed to issue Mr. Driscoll equity securities with a value of 3% of the fund the Company received.

On March 2, 2018, the Company issued 250,000 common shares to Crown Bridge Partners, LLC (“Crown Bridge”) for $5,000 pursuant to a security purchase agreement entered on February 7, 2018. Pursuant to the security purchase agreement, the Company has reserved 22,500,000 common shares for future issuance to Crown Bridge and granted Crown Bridge certain registration rights.

On March 17, 2018, the Company entered into an agreement with National Securities whereby National Securities agreed to provide financial advisory services to the Company for one year. Pursuant to the agreement, the Company paid a $5,000 non-refundable fee and issued 375,000 common shares which had a fair value of $30,000 on the date of issuance. National will be paid a cash fee for a certain percentage of the total amount received by the Company upon sales of the Company's securities. National securities will also receive warrants to purchase 8% of shares of securities issued in a private placement during the term of this agreement.

On March 19, 2018, the Company entered into an agreement with Michael Fuoco Associates, LLC (“MFA”). Pursuant to the agreement, MFA will provide assistance in a general undertaking to obtain financing for the Company over a term of one year. In exchange of the service, the Company agreed to pay a success fee equal to 2% of the net funding the Company receives of which the Company has paid $30,000 for unaccountable expenses which will be netted against the success fee.

On May 6, 2018, the Company issued a convertible loan agreement to Glaser Partners, LLC for $100,000. The loan bears no interest and is due on December 31, 2018. The note is convertible at 75% of the average last 20 days trading price prior to the conversion date or at a mutually agreed price between the Company and Glaser Partners, LLC.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2017 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weaknesses.

1. As of December 31, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. Other Information

None.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this report. Our director hold office until the next annual meeting of our shareholders or until his successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position held with the Company
Robert Wagner	47	President and Chief Executive Officer
John Muchnicki	63	Chief Operating Officer and Chief Financial Officer

Robert J. Wagner, Chief Executive Officer, President, Treasurer and Secretary

Robert J. Wagner is the Founder, Director and CEO of One Media Enterprises Limited from 2012-Present. As the founder of the Company, Mr. Wagner has been responsible for all aspects of business startup; including, facilitated manufacturing relationships in China for product production and quality control; Developed partnerships with global product and support companies; Established relationships with distribution outlets to confirm product sales viability and pricing strategies; Created strategic partnerships with other product companies to strengthen company’s product offering to its target industries. Chief Operating Officer, Director from 2008-2011 of We-R-You Corporation (formerly Textechnologies, Inc.) We-R-You was a next generation secure and private social networking portal converged with online photo and video albums, a music library, a personal, private and secure remote hard drive ("cloud drive"), integrated SMS, IM, Email and VoIP, significant security enhancements above using the "public internet" and many more productivity tools. Responsible for designing the architecture for an acquisition of the We-R-You social networking technologies. Created and implemented the convergence plan between iMAN’s mobile technologies and We-R-You’s social network technologies resulting in a new product focus for the Company. Developed the revenue model for both the mobile and social networking technologies. Successfully targeted, approached and launched beta customers for both the Company’s mobile and social networking technologies. Facilitated the communication between IT, marketing, sales and Corporate to create a dynamic product launch for a Global Tradeshow for the Company’s new product offering. Mr. Wagner received a degree of B.S., Business Operations, Magna Cum Laude, from DeVry Institute of Technology, Lombard, IL in 1992.

John R. Muchnicki, Chief Operating Officer and the Chief Financial Officer

Mr. Muchnicki brings more than 25 years of experience in global business development, strategic financial planning and thought-leadership. Prior to his relationship with OneLife Technologies, from 2009-2014 John was President of Langenscheidt Publishing Group Inc., a $55 million publishing firm, a German-owned U.S. affiliate. From 2001-2009, he was Chief Operating Officer with Intellian Capital Advisors, a merchant banking firm, where he raised over $77 million on behalf of its clients, assisted in the market launch of several start-up companies, and acted as interim CEO, COO and CFO for several of its portfolio clients. From 1991 through 2000, Muchnicki was responsible for six successful turnarounds with companies operating in the medical data and scientific information industries. In particular, at Scientific America, he launched the first professional CD-ROM and in partnership with two hospital software companies, created the first in-hospital medical database for doctors to help with the diagnosis and treatment of patients. Mr. Muchnicki received his MBA from Columbia University in 1995, and BA cum laude, English/Theatre, Kean University in 1978.

Conflicts of Interest

We believe that our directors who are also officers may be subject to conflicts of interest. The conflicts of interest arise from a conflict of duties and also being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the period from January 9, 2014 to December 31, 2017:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and- desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics. Once we do, we will file a copy of it as an exhibit to a Current Report on Form 8-K.

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

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

We believe that the member of our board of directors, who acts as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Period	Salary	Total
Robert Wagner, Chief	May 1, 2017 to December 31, 2017	$19,500	$19,500
Executive Officer (1)	Year ended April 30, 2017	-	-
Leon Henry, Former Chief	Year ended April 30, 2016	-	-
Executive Officer (2)	Year ended April 30, 2016	-	-

(1)Mr. Wagner was appointed to the position effective April 21, 2017.

(2)Mr. Henry resigned from all positions with the Company effective as of April 21, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 18, 2018, the total number of shares owned beneficially our director, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and address of beneficial owner	Number of Shares of Common Stock and Preferred Stock Beneficially Owned	Percentage of Ownership
Robert Wagner 5005 Newport Dr., Rolling Meadows, IL 60008	40,000,000	63.13%
Directors and Executive Officers as a Group (1)	40,000,000	63.13%
All other 5% holders	-	-

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 18, 2018. As of June 18, 2018, there were 63,360,340 shares of our company’s common stock issued and outstanding.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

As of April 30, 2016, the Company owed the former President of the Company $1,531 for general and administrative expenditures paid on behalf of the Company. The amount owed was unsecured, non-interest bearing, and had no specified repayment terms. On April 21, 2017, the former President of the Company forgave the loan totaling $1,531 and the Company recorded a gain on forgiveness of debt.

As of December 31, 2017 and April 30, 2017, the Company owed an aggregate of $40,793 and $81,437, respectively, to the CEO and Director of the Company for advances to fund the Company’s operations. From May 1, 2017 to December 31, 2017, the Company received advances of $19,199 and repaid advances in the amount of $59,844. The advances are unsecured, non-interest bearing and due on demand.

As at December 31, 2017 and April 30, 2017, the Company owed an aggregate of $9,630 to companies controlled by a former officer of the Company for advances to fund the Company’s operations. The advances are unsecured, non-interest bearing and due on demand.

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

	May 1, 2017 To December 31, 2017	Year Ended April 30, 2017	Year Ended April 30, 2016
Audit fees	$30,000	$10,000	$11,000
Audit related fees	36,500	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total	$66,500	$10,000	$11,000

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

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements: See Item 8.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1

Articles of Incorporation of the Company Inc., as amended on March 16, 2018 (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014 and our Form 8-K, filed on March 3, 2018)

3.2	Bylaws of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014)

10.1	Supply Agreement with Shenzhen Coban Electronics co., Ltd entered into on June 20, 2014 (incorporated by reference to our amended Registration Statement on Form S-1/A filed on November 4, 2014)
10.2

Share Exchange Agreement by and among the Company, Oculus, Inc., One Media Enterprises Limited and the shareholders of One Media Enterprises Limited, dated May 8, 2017, filed herewith (incorporated by reference to our current report on Form 8-K filed on May 8, 2017)

10.3	Agreement with E2 performance, dated January 31, 2018 (incorporated by reference to our current report on Form 8-K filed on February 23, 2018)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and the Principal Financial Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES, INC.
(Registrant)

Dated: June 25, 2018	/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 25, 2018	/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 25, 2018	/s/ John R. Muchnicki
John R. Muchnicki
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)