Form 10-Q
period 2018-03-31
ONELIFE TECHNOLOGIES CORP
filed 2018-07-27
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ______

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

63,360,340 common shares as of July 26, 2018.

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION		13

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I.

FINANCIAL INFORMATION

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Financial Statements

For the Three Months Ended March 31, 2018

Condensed Consolidated Balance Sheets (unaudited)4

Condensed Consolidated Statements of Operations (unaudited)5

Condensed Consolidated Statements of Cash Flows (unaudited)6

Notes to the Condensed Consolidated Financial Statements (unaudited)7

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

Current assets
Cash	$66,544	$4,910
Total current assets	66,544	4,910

Intangible assets, net	255,548	280,548
Total assets	$322,092	$285,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$58,644	$61,215
Advances from related parties	48,558	50,423
Loans payable	1,023,587	849,587
Loans payable – related party	6,880	11,880
Notes payable	561,752	561,752
Convertible debentures	30,000	30,000
Convertible debentures – related party	200,000	200,000
Derivative liability	341,666	–
Total current liabilities	2,271,087	1,764,857

Loans payable, non-current portion	233,333	333,333
Convertible debentures, net of unamortized discount of $151,111 and $nil, respectively	1,889	–

Total liabilities	2,506,309	2,098,190

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.00001 par value,100,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50

Common stock, $0.00001 par value, 500,000,000 shares authorized, 62,985,340 and 62,735,340 shares issued and outstanding, respectively	630	627
Additional paid-in capital	(749,150)	(754,147)
Subscriptions receivable	(5,000)	–
Common shares issuable	545,575	438,000
Accumulated deficit	(1,976,322)	(1,497,262)

Total stockholders’ deficit	(2,184,217)	(1,812,732)

Total liabilities and stockholders’ deficit	$322,092	$285,458

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Operating Expenses

Amortization	$25,000	$–
General and administrative	257,492	6,895

Total Operating Expenses	282,492	6,895

Other Income (Expenses)

Interest expense	(234,847)	(810)
Change in fair value of derivative liability	38,279	–

Total Other Income (Expenses)	(196,568)	(810)

Net loss	$(479,060)	$(7,705)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	62,818,673	46,367,670

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities:

Net loss	$(479,060)	$(7,705)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	25,000	–
Stock-based compensation	107,575	–
Amortization of debt discount	4,889	–
Change in fair value of derivative liability	(38,279)	–
Fair value of derivative liability in excess of convertible note principal	226,945	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(2,571)	2,110

Net cash used in operating activities	(155,501)	(5,595)

Cash flows from financing activities:

Proceeds from convertible note, net of issuance cost	150,000	–
Proceeds from loans payable	74,000	5,595
Repayments of loans payable – related party	(5,000)	–
Repayment of related party advances, net	(1,865)	–

Net cash provided by financing activities	217,135	5,595

Increase in cash	61,634	–

Cash – Beginning of Period	4,910	736

Cash – End of Period	$66,544	$736

Supplemental Disclosures

Interest paid	$–	$–
Income tax paid	–	–
Non-Cash Financing Activities
Derivative from conversion feature of convertible note	153,000	–

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

OneLife Technologies Corp. (formerly Oculus Inc., the “Company”) was incorporated in the State of Nevada on January 9, 2014. Until April 30, 2017, the Company was in the business of selling and providing services for GPS tracking devices which were to be marketed in the United States, Canada and Europe. On May 8, 2017, the Company entered into a share exchange agreement (the “Agreement”) with One Media Enterprises Limited (“OME”), a company incorporated in England and Wales, to acquire its business operations. OME is a medical mobile software/data collection company that sells health and smart watches operated through its wholly-owned subsidiary, One Media Partners Inc. (“OMP”), a company incorporated in the State of Delaware. The share exchange was completed on December 4, 2017. On October 22, 2015, the Company entered into an investment agreement with Shenzhen Yinuo Technologies Ltd. (“Yinuo”), a China company, where the Company acquired a 50% ownership of all intellectual property developed by Yinuo in exchange for $500,000 which was settled through the issuance of a promissory note.

The acquisitions of OME and its subsidiary are considered common control transactions.  The transaction was accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information.  Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions. The financial information for OME and its subsidiary has been included in the Company’s consolidated financial statements beginning on April 30, 2017 as OME only had nominal activities from April 21, 2017, when Mr. Wagner acquired control of the Company.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2018, the Company has not recognized significant revenue, has a working capital deficit of $2,204,543, and has an accumulated deficit of $1,976,322. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and are expressed in U.S. dollars.

b)Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OME and OMP, from April 30, 2017.  All inter-company transactions and balances have been eliminated on consolidation.

On March 16, 2018, the Board of Directors approved changing the Company’s fiscal year from a fiscal year ending on April 30 to a fiscal year ending on December 31, beginning with the period ended December 31, 2017.

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.Summary of Significant Accounting Policies (Continued)

c)Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Form 10-KT filed with the SEC.

d)Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of intangible assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)Embedded Conversion Feature

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income (loss). If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature. For embed conversion feature that is accounted for as derivative liabilities, the liability is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income (loss).

f)Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of March 31, 2018 and December 31, 2017, the Company had warrants to purchase 200,000 common shares that are excluded from the calculation of net loss per share because their inclusion would have been anti-dilutive.

g)Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in British Pounds. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.Summary of Significant Accounting Policies (Continued)

h)Reclassification

Certain prior year balances have been reclassified to conform with current period presentation.

i)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are required to be in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

j)Subsequent Events

The Company evaluated subsequent events through the date when financial statements were issued for disclosure consideration.

3.Intangible Assets

Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Cost	$500,000	$500,000
Accumulated amortization	(244,452)	(219,452)

Intangible assets, net	$255,548	$280,548

4.Related Party Transactions

As of March 31, 2018, the Company owed an aggregate of $245,808 to the CEO, CFO and director of the Company for advances to fund the Company’s operations.

As of March 31, 2018, the Company owed an aggregate of $9,630 to companies controlled by a former officer of the Company for advances to fund the Company’s operations. The advances are unsecured, non-interest bearing and due on demand.

5.Loans Payable

At March 31, 2018 and December 31, 2017, the Company owed $1,263,800 and $1,194,800, respectively, of loans payable to various investors for financing the Company’s operations. These amounts include $6,880 and $11,880 payable to the Company’s CFO as of March 31, 2018 and December 31, 2017, respectively. The amounts are unsecured, non-interest bearing, and due on demand.

The loans payable include $1,000,000 payable to Angelfish Investments Plc (“Angelfish”), a third party. The amounts owing are secured by the assets of the Company. On December 3, 2017, the Company entered into a termination agreement with Angelfish that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for $1,000,000 of new loan payable, and the issuance of 200,000 common shares of the Company with a fair value of $438,000 and warrants to purchase an additional 200,000 common shares of the Company with a fair value of $411,165. The loan payable bears no interest. If any amounts due are not paid pursuant to the agreement, all outstanding balance bears interest thereafter at an annual rate of 12%. $766,667 of the loan is due within twelve months (March 31, 2019) and the remaining is due after twelve months. As part of the loan settlement, the Company recorded a loss on extinguishment of debt of $1,141,175 during the year ended December 31, 2017.

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6.Notes Payable

On March 15, 2015, the Company entered into a note agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. On March 30, 2017, the loan was amended to increase the principal amount up to $90,000 and extend the payable date to December 31, 2017. As of March 31, 2018 and December 31, 2017, the outstanding balance of the note was $56,157.  This note is currently in default.

On March 15, 2017, the Company entered into a note agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8.5% per annum and payable on December 31, 2017.  As of March 31, 2018 and December 31, 2017, the outstanding principal balance was $5,595 and is currently in default.

Since 2014, the Company issued Angelfish various notes that were due on demand. During the period from May 1, 2017 to December 31, 2017, notes with a total principal amount of $35,729 were issued. On December 3, 2017, all notes payable and related accrued interest were settled. See Note 5.

On December 29, 2015, the Company issued Yinuo a note for $500,000 to acquire intangible assets. The note is unsecured, non-interest bearing, and is due on demand. As of March 31, 2018 and December 31, 2017, the outstanding balance of the note was $500,000.

7.Convertible Notes Payable

In March 2015, OMP entered into a convertible note agreement of $200,000 with John Muchnicki (“Muchnicki”). The note was unsecured, and subsequently amended, upon mutual agreement between Muchnicki and the Company, to become due on demand and non-interest bearing. The note conversion terms are as follows: (i) outstanding principal of $60,000 is convertible into OMP’s shares representing 5% of OMP (ii) outstanding principal of $140,000 is convertible into OMP’s shares representing 10% of OMP. In March 2018, Mr. Muchnicki was appointed as the Company’s CFO.

In March 2016, OMP entered into a convertible note agreement in the principal amount of $20,000 with a third party. The amount is unsecured, bears interest at 15% per annum, and was due on March 3, 2018. The principal amount and accrued interest would be automatically converted into OMP’s common shares at a rate of 50% of the market price of the OMP’s common shares upon the completion of an initial public offering (“IPO”) of OMP’s common shares or other common qualified financing prior to March 3, 2018. OMP did not have an IPO or qualified financing event prior to nonpayment and continues to accrue interest at 15% per annum.

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

On February 27, 2018, the Company entered into a convertible note agreement with a non-related party for proceeds of $153,000, net of an original issuance discount of $3,000.  The promissory note is unsecured, bears interest at 14% per annum, and is due on May 27, 2019.  The note is convertible into common shares of the Company at 55% of the average of the two lowest trading prices in the 15 days preceding the notice of conversion.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging.  The fair value of the derivative liability resulted in a full discount of the $153,000 based on the net proceeds received from promissory note.  The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $153,000.  As at March 31, 2018, the carrying value of the convertible debenture was $1,889 and the unamortized discount on the convertible debenture was $151,111.

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8.Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 7, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. The fair value of the derivative as of February 27, 2018 was $379,945 calculated using the binomial option pricing model. $153,000 was applied against the net proceeds received from promissory note as a conversion discount and the remaining excess of $226,945 was charged to interest expense. During the three months ended March 31, 2018, the Company recorded a gain on the change in fair value of the derivative liability of $38,279.  As at March 31, 2018, the Company had a derivative liability of $341,666.

Balance, December 31, 2017	$–
Derivative liability on inception	379,945
Change in fair value	(38,279)

Balance, March 31, 2018	$341,666

The following inputs and assumptions were used to value the convertible debentures outstanding during the three months ended March 31, 2018:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
February 27, 2018 convertible debenture:
As at February 27, 2018 (date of issuance)	471%	2.08%	0%	1.25
As at March 31, 2018 (mark-to-market)	526%	2.09%	0%	1.16

9.Commitments and contingencies

On December 22, 2017, the Company entered into a stock purchase agreement with Yinuo’s sole shareholder where the Company agreed to issue 40 million common shares and pay $500,000 to acquire all of Yinuo’s outstanding shares. The transaction will close upon the completion of a formal appraisal report for Yinuo’s value and 2-year audited financial statements of Yinuo. The Company will enter into employment agreements with six of Yinuo’s management and employees and appoint Yinuo’s sole shareholder as a director of the Company upon the closing. Yinuo’s sole shareholder agreed to invest up to $3 million of working capital to Yinuo over 6 months following the closing.

On March 1, 2018, the Company entered into a consulting agreement with Anthony Driscoll where the Company agreed to issue 75,000 fully vested shares to Mr. Driscoll on the date of the agreement and Mr. Driscoll agreed to be the Company’s Chief Marketing Officer. The Company also agreed to issue 5,000 shares per month beginning March 1, 2018 for six months for Mr. Driscoll’s services. The agreement will automatically renew for a 6-month period until termination. The Company also agreed to issue Mr. Driscoll equity securities with a value of 3% of the funds the Company receives.

On March 17, 2018, the Company entered into an agreement with National Securities whereby National Securities agreed to provide financial advisory services to the Company for one year. Pursuant to the agreement, the Company paid a $5,000 non-refundable fee in May 2018 and issued 375,000 common shares in April 2018. The shares had a fair value of $30,000 on the date of issuance. National will be paid a cash fee for a certain percentage of the total amount received by the Company upon sales of the Company's securities. National Securities will also receive warrants to purchase 8% of shares of securities issued in a private placement during the term of this agreement.

ONELIFE TECHNOLOGIES INC.

(Formerly Oculus Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10.Shareholders’ Equity

During the three months ended March 31, 2018, the Company issued 250,000 common shares to Crown Bridge Partners, LLC (“Crown Bridge”) for $5,000 pursuant to a security purchase agreement entered on February 7, 2018. Pursuant to the security purchase agreement, the Company has reserved 22,500,000 common shares for future issuance to Crown Bridge and granted Crown Bridge certain registration rights. As of March 31, 2018, the Company had not received the proceeds of $5,000 and the amount was recorded as subscription receivable.

In December 2017, the Company entered into a termination agreement with Angelfish with respect to its outstanding payable. As part of the termination agreement, the Company is yet to issue 200,000 common shares with a fair value of $438,000 at the agreement date.

During the three months ended March 31, 2018, the Company recorded $107,575 stock-based compensation for 80,000 common shares issuable to Anthony Driscoll. See Note 9.

11.Subsequent Events

On May 6, 2018, the Company issued a convertible loan agreement to Glaser Partners, LLC for $100,000. The loan bears no interest and is due on December 31, 2018. The note is convertible at 75% of the average last 20 days trading price prior to the conversion date or at a mutually agreed price between the Company and Glaser Partners, LLC.

On May 11, 2018, the Company entered into a convertible promissory note agreement in the principal amount of $100,000 with a third party. The amount is unsecured, non-interest bearing and due on December 31, 2018. The note will convert into common stock in the Company at a 25% discount to the last 20 days trading price in the OTC market, or at a mutually agreed price between the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about OneLife Technologies Corp’s financial condition, results of operations and business.

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

There is no assurance that OneLife will be profitable, OneLife may not be able to successfully develop, manage or market its products and services, OneLife may not be able to attract or retain qualified executives and personnel, OneLife may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and other risks inherent in OneLife' businesses.

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

On April 21, 2017, Robert J. Wagner acquired control of 35,000,000 shares (pre-split) of the Company’s issued and outstanding common stock, representing approximately 75.5% of the Company’s total issued and outstanding common stock, from Leon Henry in accordance with a stock purchase agreement by and between Mr. Henry and Mr. Wagner. Pursuant to the agreement, Mr. Wagner paid an aggregate purchase price of $20,000 to Mr. Henry in exchange for the shares. As a result of the agreement, the following changes to the Company's directors and officers occurred:

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

On May 8, 2017, the Company entered into a share exchange agreement with One Media Enterprises Limited, an England and Wales corporation (“OME”), and the controlling stockholders of OME (the “OME Shareholders”). Pursuant to the agreement, the Company acquired 100% of the issued and outstanding equity of OME from the OME shareholders (the “OME Shares”) and in exchange, the Company issued to OME an aggregate of 40,000,000 shares of common stock and 5,000,000 shares of Series A Preferred. As a result of the share exchange agreement, OME became a wholly owned subsidiary of the Company. The share exchange agreement contains customary representations and warranties. Further, the share exchange agreement contains the following conditions to closing and the closing of the share exchange shall only occur once the following conditions have been satisfied: (i) the Company completes a name change to more accurately reflect the post transaction of the business; (ii) the Company completes a two-for-one forward split of its common stock; (iii) the Company increases its authorized shares of common stock from 200,000,000 to 500,000,000; (iv) the Company facilitates the cancellation of 70,000,000 shares of its restricted common stock and such stock is returned to the Company’s treasury; and, (v) OME provides the Company with audited financial statements, with such financial statements being audited by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB). On December 4, 2017, the transaction closed.

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

On March 19, 2018, Mr. John R. Muchnicki consented to act as the Chief Operating Officer and the Chief Financial Officer of OneLife.

The address of our principal executive office is 5005 Newport Dr., Rolling Meadows, Illinois 60008. Our telephone number is 708-469-7378. Our year end is December 31.

Employees

Currently, we have three employees, Robert Wagner, John R. Muchnicki and Anthony Driscoll. We do expect that we will further add to the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

Results of Operations

We have not generated any revenues from our operations since inception.

Our operating results for the three-month periods ended March 31, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenues	$-	$-
Operating expenses	(282,492)	(6,895)
Other expense	(196,568)	(810)
Net loss	$(479,060)	$(7,705)

During the three months ended March 31, 2018, we incurred $282,492 of operating expenses compared to $6,895 during the three months ended March 31, 2017. The increase in operating expenses is mainly due to increase in general and administrative expense, including a stock-based compensation of $107,575, and amortization expense for the intangible assets as a result of the acquisition of OME in April 2017.

Other expense was $196,568 for the three months ended March 31, 2018 as compared to $810 for the three months ended March 31, 2017. The increase of other expense was mainly due to the increase of interest expenses related to various notes and convertible notes issued.

We incurred a net loss of $479,060, or $0.01 loss per common share, during the three months ended March 31, 2018 compared to a net loss of $7,705, or $0.00 loss per common share, during the three months ended March 31, 2017. The increase of net loss was the result of the items discussed above.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31, 2018	December 31, 2017
Current Assets	$66,544	$4,910
Current Liabilities	2,271,087	1,764,857
Working Capital Deficit	$(2,204,543)	$(1,759,947)

As of March 31, 2018, we had cash of $66,544 and total assets of $322,092 compared to cash of $4,910 and total assets of $285,458 at December 31, 2017. The increase in cash is due to financing proceeds received by the Company from loans and issuances of notes payable. The increase in total assets is due primarily to the increase in the net cash.

We had a working capital deficit of $2,204,543 at March 31, 2018 compared to a working capital deficit of $1,759,947 at December 31, 2017. The increase in the working capital deficit is due to the use of cash received from the short-term loans and notes payable to pay outstanding day-to-day expenditures as they became due.

Cash Flows

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(155,501)	$(5,595)
Net cash provided by financing activities	217,135	5,595
Increase in cash	$61,634	$-

Cash used in operating activities was $155,501 for the three months ended March 31, 2018 as compared to $5,595 for the three months ended March 31, 2017. The increase in cash used in operating activities was mainly because the Company acquired OME in April 2017 and is actively seeking funding sources for its planned operations.

Cash provided by financing activities was $217,135 for the three months ended March 31, 2018 as compared to $5,595 for the three months ended March 31, 2017. The increase was mainly due to proceeds received from issuance of convertible note as well as proceeds received from loans.

As of March 31, 2018, the Company has not recognized significant revenue, has a working capital deficit of $2,204,543, and has an accumulated deficit of $1,976,322. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

Embedded Conversion Feature

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income (loss). If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature. For embed conversion feature that is accounted for as derivative liabilities, the liability is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income (loss).

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

The Company’s disclosure controls and procedures is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weaknesses.

1.As of March 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.As of March 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

10.2	Agreement with E2 performance, dated January 31, 2018 (incorporated by reference to our current report on Form 8-K filed on February 23, 2018)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and the Principal Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES CORP.

                   (Registrant)

Dated: July 27, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 27, 2018 /s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

and Director

(Principal Executive Officer)

Dated: July 27, 2018 /s/ John R. Muchnicki

John R. Muchnicki

Chief Financial Officer

(Principal Financial Officer,

Principal Accounting Officer)