Form 10-Q
period 2018-06-30
ONELIFE TECHNOLOGIES CORP
filed 2018-08-20
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

63,360,340 common shares as of August 17, 2018.

PART I. FINANCIAL INFORMATION

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Financial Statements

For the Three and Six Months Ended June 30, 2018

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

ONELIFE TECHNOLOGIES CORP.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

Current assets
Cash	$89,817	$4,910

Total current assets	89,817	4,910

Intangible assets, net	230,548	280,548

Total assets	$320,365	$285,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$116,206	$70,845
Advances from related parties	27,928	40,793
Loans payable	1,123,587	849,587
Loans payable – related party	6,880	11,880
Notes payable	561,752	561,752
Convertible debentures, net of unamortized discount of $368,154 and $nil, respectively	114,847	30,000
Convertible debentures – related party	200,000	200,000
Derivative liability	528,812	–

Total current liabilities	2,680,012	1,764,857

Loans payable, non-current portion	133,333	333,333

Total liabilities	2,813,345	2,098,190

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50

Common stock, $0.00001 par value, 500,000,000 shares authorized, 63,360,340 and 62,735,340 shares issued and outstanding	634	627

Additional paid-in capital (deficit)	(644,153)	(754,147)

Subscriptions receivable	(5,000)	–

Common shares issuable	547,125	438,000

Accumulated deficit	(2,391,636)	(1,497,262)

Total stockholders’ deficit	(2,492,980)	(1,812,732)

Total liabilities and stockholders’ deficit	$320,365	$285,458

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Operating Expenses

Amortization	$25,000	$16,667	$50,000	$16,667
General and administrative	296,265	22,666	553,757	29,561

Total Operating Expenses	321,265	39,333	603,757	46,228

Loss from Operations	(321,265)	(39,333)	(603,757)	(46,228)

Other Income (Expenses)
Interest expense	(143,957)	(7,557)	(378,804)	(8,367)
Change in fair value of derivative liability	49,908	–	88,187	–

Total Other Income (Expenses)	(94,049)	(7,557)	(290,617)	(8,367)

Net Loss	$(415,314)	$(46,890)	$(894,374)	$(54,595)

Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	63,290,285	97,735,340	63,057,854	97,735,340

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES CORP.

Condensed Consolidated Statements of Cashflow

(Unaudited)

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash flows from operating activities:

Net loss	$(894,374)	$(54,595)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	50,000	16,667
Stock-based compensation	139,126	–
Amortization of debt discount	59,847	–
Fair value of derivative liability in excess of convertible note principal	263,999	–
Change in fair value of derivative liability	(88,187)	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	45,361	16,176

Net cash used in operating activities	(424,228)	(21,752)

Cash flows from investing activities:

Loan receivable from related party	–	(5,000)
Cash acquired from acquisition of One Media Enterprises Limited	–	1,162

Net cash provided by investing activities	–	(3,838)

Cash flows from financing activities:

Proceeds from convertible notes	453,000	–
Proceeds from notes payable	–	11,100
Proceeds from loans payable	74,000	67,989
Repayment on loans payable – related party	(5,000)	–
Repayments on related party advances	(43,000)	(20,440)
Proceeds from related party advances	30,135	19,630

Net cash provided by financing activities	509,135	78,279

Increase in Cash	84,907	52,689

Cash – Beginning of Period	4,910	736

Cash – End of Period	$89,817	$53,425

Supplemental Disclosures

Interest paid	$–	$–
Income tax paid	–	–

Non-cash Financing Activities

Derivative liability from conversion feature of convertible note	353,000	–

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES CORP.

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

The acquisition of OME and its subsidiary are considered common control transactions because Mr. Robert Wagner, Chief Executive Officer of the Company, controlled both the Company and OME at the date of the acquisition. The transaction was accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions. The financial information for OME and its subsidiary has been included in the Company’s consolidated financial statements beginning on April 30, 2017 as OME only had nominal activities from April 21, 2017, when Mr. Wagner acquired control of the Company, to April 30, 2017.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2018, the Company has not recognized significant revenue, has a working capital deficit of $2,590,195, and has an accumulated deficit of $2,391,636. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and are expressed in U.S. dollars.

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

ONELIFE TECHNOLOGIES CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.Summary of Significant Accounting Policies (continued)

c)Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Form 10-KT filed with the SEC.

d)Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and estimated useful life of intangible assets, variables used in the calculation of derivative liability, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

f)Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2018 and December 31, 2017, the Company had warrants to purchase 200,000 common shares that are excluded from the calculation of net loss per share because their inclusion would have been anti-dilutive.

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

ONELIFE TECHNOLOGIES CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.Summary of Significant Accounting Policies (continued)

h)Reclassification

Certain prior year balances have been reclassified to conform with current period presentation.

i)Subsequent Events

The Company evaluated subsequent events through the date when financial statements were issued for disclosure consideration.

j)Recent Accounting Pronouncements

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

3.Intangible Assets

Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Cost	$500,000	$500,000
Accumulated amortization	(269,452)	(219,452)

Intangible assets, net	$230,548	$280,548

4.Related Party Transactions

As of June 30, 2018 and December 31, 2017, the Company owed an aggregate of $27,928 and $40,793, respectively, to the CEO and director of the Company for advances to fund the Company’s operations.

5.Loans Payable

At June 30, 2018 and December 31, 2017, the Company owed $1,325,552 and $1,194,800, respectively, of loans payable to various investors for financing the Company’s operations. These amounts include $6,880 and $11,880 payable to the Company’s CFO as of June 30, 2018 and December 31, 2017, respectively. The amounts are unsecured, non-interest bearing, and due on demand.

The loans payable include $1,000,000 payable to Angelfish Investments Plc (“Angelfish”), a non-related party. The amounts owing are secured by the assets of the Company. On December 3, 2017, the Company entered into a termination agreement with Angelfish that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for $1,000,000 of new loan payable, and the issuance of 200,000 common shares of the Company with a fair value of $438,000 and warrants to purchase an additional 200,000 common shares of the Company with a fair value of $411,165. The loan payable bears no interest. If any amounts due are not paid pursuant to the agreement, all outstanding balance bears interest thereafter at an annual rate of 12%. $866,667 of the loan is due within twelve months (June 30, 2019) and the remaining is due after twelve months. As part of the loan settlement, the Company recorded a loss on extinguishment of debt of $1,141,175 during the year ended December 31, 2017.

ONELIFE TECHNOLOGIES CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6.Notes Payable

On March 15, 2015, the Company entered into a note agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. On March 30, 2017, the loan was amended to increase the principal amount up to $90,000 and extend the payable date to December 31, 2017. As of June 30, 2018 and December 31, 2017, the outstanding balance of the note was $56,157. This note is currently in default.

On March 15, 2017, the Company entered into a note agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8.5% per annum and payable on December 31, 2017. As of June 30, 2018 and December 31, 2017, the outstanding principal balance was $5,595 and is currently in default.

Since 2014, the Company issued Angelfish various notes that were due on demand. During the period from May 1, 2017 to December 31, 2017, notes with a total principal amount of $35,729 were issued. On December 3, 2017, all notes payable and related accrued interest was settled. See Note 5.

On December 29, 2015, the Company issued Yinuo a note of $500,000 to acquire intangible assets. The note is unsecured, non-interest bearing, and is due on demand. As of June 30, 2018 and December 31, 2017, the outstanding balance of the note was $500,000.

7.Convertible Notes Payable and Convertible Note Payable– Related Party

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

In March 2016, the OMP entered into a convertible note agreement in the principal amount of $20,000 with a non-related. The amount is unsecured, bears interest at 15% per annum, and was due on March 3, 2018. The principal amount and accrued interest would be automatically converted into OMP’s common shares at a rate of 50% of the market price of the OMP’s common shares upon the completion of an initial public offering (“IPO”) of OMP’s common shares or other common qualified financing prior to March 3, 2018. OMP did not have an IPO or qualified financing event prior to March 3, 2018 and the note continues to accrue interest at 15% per annum.

In August 2016, OMP entered into a convertible note agreement in the principal amount of $10,000 with a non-related. The amount is unsecured, bears interest at 30% per annum, and is due on August 12, 2018. The principal amount and accrued interest shall be automatically converted into OMP’s common shares at a rate of 50% of the market price of OMP’s common shares upon the completion of an IPO or other qualified financing.

On February 27, 2018, the Company entered into a convertible note agreement with a non-related for proceeds of $153,000. The promissory note is unsecured, bears interest at 14% per annum, and is due on May 27, 2019. The note is convertible into common shares of the Company at 55% of the average of the two lowest trading prices in the 15 days preceding the notice of conversion.

On May 6, 2018, the Company issued a convertible note agreement to a non-related for proceeds of $100,000. The loan bears no interest and is due on December 31, 2018. The note is convertible at a 25% discount to the average trading price for the last 20 days prior to the date of conversion.

On May 11, 2018, the Company entered into a convertible promissory note agreement with a third party for proceeds of $100,000. The amount is unsecured, non-interest bearing and due on December 31, 2018. The note is convertible at a 25% discount to the average trading price for the last 20 days prior to the date of conversion.

The embedded conversion feature for the notes issued on February 27, 2018, May 6, 2018, and May 11, 2018 qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $353,000 principal. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $353,000. As of June 30, 2018, the carrying value of the convertible debenture was $53,163 and the unamortized discount on the convertible debenture was $299,837.

ONELIFE TECHNOLOGIES CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7.Convertible Notes Payable and Convertible Note Payable– Related Party (continued)

On June 12, 2018, the Company issued a convertible loan agreement to a non-related for $100,000. The loan bears no interest, is due on December 31, 2018, and is convertible into common shares at $0.08 per share. The Company recorded debt discount of $75,000 for a beneficial conversion feature.

8.Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 7, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. The aggregate fair value of the derivative as of various note issuance dates was $616,999 calculated using the binomial option pricing model. $353,000 was applied against the proceeds received from the convertible notes as a debt discount and the remaining excess of $263,999 was charged to interest expense.

As at June 30, 2018, the Company had a derivative liability of $528,812. Activity during the six months ended June 30, 2018 are as follows:

Balance, December 31, 2017	$–
Derivative liability on inception	616,999
Change in fair value	(88,187)

Balance, June 30, 2018	$528,812

The following inputs and assumptions were used to value the convertible debentures outstanding during the six months ended June 30, 2018:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
February 27, 2018 convertible debenture

As at February 27, 2018 (date of issuance)	471%	2.08%	0%	1.25
As at June 30, 2018 (mark-to-market)	286%	2.33%	0%	0.91

May 6, 2018 convertible debenture

As at May 6, 2018 (date of issuance)	315%	2.03%	0%	0.65
As at June 30, 2018 (mark-to-market)	335%	2.11%	0%	0.50

May 11, 2018 convertible debenture

As at May 11, 2018 (date of issuance)	320%	2.06%	0%	0.64
As at June 30, 2018 (mark-to-market)	335%	2.11%	0%	0.50

ONELIFE TECHNOLOGIES CORP.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

On March 17, 2018, the Company entered into an agreement with National Securities Corp. (“National Securities”) whereby National Securities agreed to provide financial advisory services to the Company for one year. Pursuant to the agreement, the Company paid a $5,000 non-refundable fee in May 2018 and issued 375,000 common shares in April 2018. The shares had a fair value of $30,000 on the date of issuance. National Securities will be paid a cash fee for a certain percentage of the total amount received by the Company upon sales of the Company's securities. National Securities will also receive warrants to purchase 8% of shares of securities issued in a private placement during the term of this agreement.

10.Shareholders’ Equity

During the six months ended June 30, 2018, the Company issued 250,000 common shares to Crown Bridge Partners, LLC (“Crown Bridge”) for $5,000 pursuant to a security purchase agreement entered on February 7, 2018. Pursuant to the security purchase agreement, the Company has reserved 22,500,000 common shares for future issuance to Crown Bridge and granted Crown Bridge certain registration rights.

In December 2017, the Company entered into a termination agreement with Angelfish with respect to outstanding payable. As part of the termination agreement, the Company is yet to issue 200,000 common shares with a fair value of $438,000.

During the six months ended June 30, 2018, the Company recorded $109,126 of stock-based compensation for 95,000 common shares issuable to Anthony Driscoll. See Note 9.

In April 2018, the Company issued 375,000 common shares to National Securities pursuant to the service agreement dated March 17, 2018. See Note 9.

11.Subsequent Event

On July 26, 2018, the Company issued a convertible note to a third-party lender for $100,000. The loan bears no interest and is due on December 31, 2018. The note is convertible at 75% of the average last 20 days trading price prior to the conversion date or at a mutually agreed price between the Company and the lender.

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

Results of Operations

Revenues

We have not generated any significant revenues from our operations since inception.

Operating Expenses

Our operating expenses for the three and six-month periods ended June 30, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating expenses	$321,265	$39,333	$603,757	$46,228
Other expenses, net	$94,049	$7,557	$290,617	$8,367
Net loss	$(415,314)	$(46,890)	$(894,374)	$(54,595)

Three Months ended June 30, 2018 and 2017

During the three months ended June 30, 2018, we incurred operating expenses of $321,265 compared to operating expenses of $39,333 during the three months ended June 30, 2017. The increase in operating expenses was due to the fact that the Company had increased its level of day-to-day operations in the current year compared to the prior year including share-based compensation costs of $31,550 for consulting services, consulting services of $101,625 for costs incurred in the research and development of products, and professional fees of $34,800 for audit, accounting, and legal services relating to our SEC filing requirements. The Company also recorded amortization costs of $25,000 relating to amortization of intangible assets compared to $16,667 in the prior period, as our acquisition of One Media Enterprises was finalized in April 2017 and treated as a combination of businesses under common control.

In addition to operating expenses, we incurred other expenses, net of $94,049 during the three months ended June 30, 2018 compared to $7,557 during the three months ended June 30, 2017. Other expenses include interest costs of $143,957 relating to interest and amortization of debt discount incurred on the Company’s convertible notes. The interest expense also included a $30,000 interest penalty to Angelfish for non-payment of loan proceeds, and was partially offset by a gain on the change in the fair value of derivative liabilities of $49,908 relating to the revaluation of the Company’s convertible notes with variable conversion prices, as the Company’s overall share price was lower at June 30, 2018 compared to March 31, 2018 and various issuance date of the notes.

During the three months ended June 30, 2018, the Company incurred a net loss of $415,314, or $0.01 loss per common share compared to a net loss of $46,890 during the three months ended June 30, 2018 or $0.00 loss per common share.

Six Months ended June 30, 2018 and 2017

During the six months ended June 30, 2018, we incurred operating expenses, net of $603,757 compared to operating expenses of $46,228 during the six months ended June 30, 2017. The increase in operating expenses was due to the fact that the Company had increased its level of day-to-day operations in the current year compared to the prior year including share-based compensation costs of $139,125 for consulting services, consulting services of $179,875 for costs incurred in the research and development of products and general consulting, and professional fees of $95,624 for audit, accounting, and legal services relating to our SEC filing requirements. The Company also recorded amortization costs of $50,000 relating to amortization of intangible assets compared to $16,667 in the prior period, as our acquisition of One Media Enterprises was finalized in April 2017 and treated as an acquisition of a company with common control.

In addition to operating expenses, we incurred other expenses of $290,617 during the six months ended June 30, 2018 compared to $8,367 during the six months ended June 30, 2017. Other expenses include interest costs of $378,804 relating to interest and accretion incurred on the Company’s loans and debentures which included $226,945 of interest and amortization of debt discount relating to an issuance of convertible notes with variable conversion rates, and a $40,000 interest penalty to Angelfish for non-payment of loan proceeds, and was partially offset by a gain on the change in the fair value of derivative liabilities of $88,187 relating to the revaluation of the Company’s convertible debentures with variable conversion prices, as the Company’s overall share price was lower at June 30, 2018 compared to various note issuance dates during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company incurred a net loss of $894,374, or $0.01 loss per common share compared to a net loss of $54,595 during the six months ended June 30, 2018 or $0.00 loss per common share.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2018	As of December 31, 2017

Current Assets	$89,817	$4,910
Current Liabilities	2,680,012	1,764,857
Working Capital Deficit	$(2,590,195)	$(1,759,947)

As of June 30, 2018, we had total current assets of $89,817 compared to $4,910 at December 31, 2017. Our current assets are comprised of cash and the increase was due to the fact that we received significant amounts of financing during the period to support our on-going growth and business development as compared to the prior year where we were a shell company with limited operations.

Our working capital deficit at June 30, 2018 was $2,590,195 compared to a working capital deficit of $1,759,947 at December 31, 2017. The increase in our working capital deficit was due to the fact that a large portion of our financing was through the issuance of loans payable and convertible notes payable which were due within one year, which increased our overall working capital deficit.

Cash Flows

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(424,228)	$(21,752)
Net cash provided by investing activities	-	(3,838)
Net cash provided by financing activities	509,135	78,279
Net increase in cash	$84,907	$52,689

During the six months ended June 30, 2018, we used $424,228 of cash for operating activities compared to the use of $21,752 of cash for operating activities during the six months ended June 30, 2017. The increase in the cash used for operating activities was due to the fact that we had more operations in the current year which resulted in an increase in the overall cash used to support our growth and development of our business and objectives.

We did not have any investing activities during the six months ended June 30, 2018 compared to the cash used in investing activities of $3,838 during the six months ended June 30, 2017. We invested in loan receivable-related party for $5,000 and received cash of $1,162 from our acquisition of One Media Enterprises Limited, which was finalized in April 2017.

We received cash of $509,135 from financing activities during the six months ended June 30, 2018 which included $453,000 from the issuance of convertible notes, $74,000 from loan payable and offset by a net repayment of $17,865 to amounts due to the CEO and CFO of our Company. During the six months ended June 30, 2017, we received $78,279 of cash from financing activities which included $11,100 from the issuance of notes payable, $67,989 from loans payable and offset by net repayments of $810 to the President and Director of our Company.

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

1.As of June 30, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.As of June 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Item 1A. Risk Factors.

Not required for emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, the Company issued 250,000 common shares to Crown Bridge Partners, LLC (“Crown Bridge”) for $5,000 pursuant to a security purchase agreement entered on February 7, 2018.

In December 2017, the Company entered into a termination agreement with Angelfish Investments Plc with respect to outstanding payable. As part of the termination agreement, the Company is yet to issue 200,000 common shares.

During the six months ended June 30, 2018, the Company recorded $109,126 of stock-based compensation for 95,000 common shares issuable to Anthony Driscoll.

In April 2018, the Company issued 375,000 common shares to National Securities Corp. pursuant to the service agreement dated March 17, 2018.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

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

ONELIFE TECHNOLOGIES CORP.
(Registrant)

Dated: August 20, 2018	/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 20, 2018	/ s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 20, 2018	/s/ John R. Muchnicki
John R. Muchnicki
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)