Form 10-KT/A
period 2017-12-31
ONELIFE TECHNOLOGIES CORP
filed 2018-10-18
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T/A

Amendment No. 1

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

Yes [X] No [   ]

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

EXPLANATORY NOTE

This Amendment No. 1 to the Transition Report on Form 10-KT of OneLife Technologies Corp. (the “Company”) amends the Company’s Transition Report on Form 10-KT for the period ended December 31, 2018, which was filed with the Securities and Exchange Commission on June 25, 2018 (the “Original Filing”). This Amendment No. 1 is being filed solely to address the comments of the Securities and Exchange Commission, in a letter to the Company, dated September 25, 2018, included in Part I, Item 1 and Part II, Items 7 and 10, of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, update, or change any other information contained in the Original Filing. For ease of reference, the entire Annual Report on Form 10-K is included with this Amendment No. 1

Item 1. Business

FORWARD LOOKING STATEMENTS

This amended transition report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Our Business

Who are we?

We’re OneLife: a mobile medical hardware, software and data collection company and the creators of a suite of propriety, patented, medical grade monitoring and tracking technologies that will eventually:

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

Prior to August 23, 2018, we shared intellectual property rights to the following patents and copyrights, related to monitoring and tracking technology, per our IP Sharing Agreement with Yinuo Technologies, LTD. (“Yinuo”), dated October 22, 2015, filed herewith as Exhibit 10.3:

Patent One

– Received. “ID Design For A Sensor Watch”

– For Enhanced Sensation for the ID and MD

Patent Two

– Submitted And In Process. “A Method of Sensor Watch For Remote Acquisition And Monitoring Of Physiological Signs And States”

– For the system which includes our sensor watch, server and app

Copyright One

– Received. Source Codes And Architecture For Mobile Healthcare Server

Copyright Two

– Received. Source Codes And Architecture For Mobile Healthcare Apps (Smartphone Clients: iOS and Android System)

As of August 23, 2018, through an Asset Purchase Agreement with Yinuo, filed as Exhibit 10.1 to a current report on Form 8-K, dated August 23, 2018, we own the following patents, copyrights and trademarks:

•Invention Patents (two patents in publicity):

o“A Method of Sensor Watch For Remote Acquisition”. No. 2013107475948; 7/29/2016

o“Monitoring Of Physiological Signs And States For Children”.  No. 201310748019X; 7/29/2016

•Appearance Patents (two):

o“I ID Design For A Sensor Watch”. No.: ZL.2016.303155226.9 (W03/3G design); 1/4/2017

o“ID Design For A Sensor Watch”. No.: 201830333195.0 (R03/4G LTE-M design); 6/26/2018

•Multiple Copyrights (mobile medical cloud server system and etc.):

oCopyright 1: No. 2016SR248143, Mobile healthcare management platform.; 5/13/2016 (Source codes and architecture for mobile and healthcare server)

oCopyright 2: No. 2016SR250197, Source codes and architecture for Mobile Healthcare Apps (Smartphone Clients: IOS and Android System); 4/18/2016

oCopyright 3: No.2016SR271904, Embedded software for multi-parameter monitor.; 7/11/2016

The Company has two main products that includes, or will include, the proprietary, patented (as discussed above), medical grade monitoring and tracking technologies. The two products, as more fully described below, are the “Sensation” and the “Tricorder.” The Sensation is going through the final stages of AT&T network certification with a new 4G LTE-M model and is expected to be completed in late October 2018 or early November 2018 in the United States. Since 2015, Yinuo has sold over 150,000 2G/3G Sensations in China and Israel. The 3G Sensation is available in any market that supports 3G cellular service. The Tricorder is finished and currently being sold outside of the U.S.

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

OneLife believes it will addresses all of these issues.

What we’re planning on delivering

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

Sensation

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

It is the Company’s intent to have the Sensation fully FDA approved.  Currently, the Sensation has been submitted for FDA clearance.

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

The Company intends to file the Tricorder for FDA approval, following FDA approval of the Sensation. Due to the extremely high legal costs to accomplish this, and that fact that we are a smaller reporting company, we will take small steps forward in the approval process, as funds become available.

The graphics above are actual representations of our products and processes.

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

THE MARKET

There exists today, the opportunity to make an impact in the medical market on a global scale. The Company believes that OneLife’s technology could increase efficiency; decrease costs; allow for meaningful telemedicine to take place; extend ‘aging in place’ time; and, following launch, impact several meaningful health issues in the U.S. and beyond. Finally, in the not-too-distant future, we believe we can impact such world-threatening diseases as Ebola and Zika. This belief is based on the fact that it is not well understood what a human body looks like as it starts to contract a disease such as Ebola or Zika at this time. With the advent of humans wearing sophisticated sensors, monitoring various vitals and activities, it is hopeful that they will be able to detect subtle changes in a user who is at the onset of contracting an illness, such as Ebola or Zika. This is not new science as there are multiple companies working on this type of analysis using all types of sensors from monitors in your home to the sensors in your phone.  The Company is working towards the same goal with wearable sensors, that could have a better chance of achieving earlier detection.

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

Strategic Partners

Yinuo:2016 winner of the China Ministry of Science “Entrepreneur of the Year” award. Yinuo is a technology and manufacturing partner, who we have worked with since 2013 to develop OneLife’s  current product offering. We had an executed IP Sharing Agreement, which has been replaced by an Asset Purchase Agreement with Yinuo, giving us control over the technology and manufacturing abilities of Yinuo. The Asset Purchase Agreement was filed as an Exhibit to a current report Form 8-K, dated August 23, 2018. The IP Sharing Agreement is filed as an Exhibit hereto. Furthermore, we have nearly completed the acquisition agreement with Yinuo, whereby Yinuo will become a wholly-owned subsidiary of the Company. The remaining condition precedent is the completion of a two-year audit of Yinuo audit

AT&T:One of the most valuable brands and largest companies in the world, it is with AT&T that OneLife hopes to gain a critical advantage over other players in this market with its mobile connectivity. We have an existing Master Services Agreement with AT&T, which has been previously filed in a current report on Form 8-K, dated December 29, 2017.

CDW:A primary sales channel for enterprise applications. CDW provides distribution services through its distribution partner A.B. Distribution Inc. Previous 2G/3G models have an approved CDW EDC inventory number and the new 4G model is planned to be made available for distribution thru CDW. The Distribution Agreement is executed with CDW’s distribution partner, A.B. Distributing Inc., and dated October 24, 2012.

TiaTech:A healthcare IT company specializing in building efficient, innovative, patent pending software and hardware solutions to help healthcare providers achieve maximum clinical outcomes. The initial integration of OneLife’s technologies and TiaTech’s technologies (electronic health records system) has been performed in a testing environment in India. Once the new 4G Sensation is launched and tested, OneLife intends to continue its relationship with TiaTech, and hopes to enter into a material definitive agreement with TiaTech. This partnership could provide a turn-key mobile electronic health records management, monitoring and analysis system to the rapidly growing middle class of India.

Armor Grid:A fall detection and geolocation technology company. The Company intends to have Armour Grid’s leading fall-detection technology implemented in the Sensation. While we currently have no formal agreement with Armour Grid, they have informed the Company that they will test their technology on our 4G model device. Armour Grid has indicated that we will move to a definitive agreement once their technology proves successful.

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

Intellectual Property

We have a 100%percent ownership interest in any and all, current and future, intellectual property developed by Yinuo Technologies, Ltd, our Chinese partner, in regards to its wearable and tricorder technologies. In addition to this, OneLife will continually enhance the current software/wearables thereby creating further OneLife-owned IP.

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

Compliance with Government Regulation

We are subject to a number of foreign and domestic laws and regulations that could affect companies conducting our business, many of which are still evolving and could be interpreted in ways that could harm our business.

Currently, the Sensation has been submitted for FDA clearance and we are waiting on a response.  The Company intends to follow with the Tricorder. Due to the extremely high legal costs to accomplish this, and that fact that we are a smaller reporting company, we will take small steps forward as funds become available. Regarding HIPAA, our servers, which will store our users’ data, are located in a Tier 4 secure facility, Tulix, which is fully HIPAA-compliant.

Subsidiaries

The Company has the following wholly-owned subsidiaries: (i) One Media Enterprises Limited, a company incorporated in England and Wales; and (ii) One Media Partners Inc. (“OMP”), a company incorporated in the State of Delaware, U.S.A.

Intellectual Property

The Company currently owns 100% of the intellectual property of the wearable and tricorder technologies developed by Yinuo Technologies Ltd. (“Yinuo”) which it acquired in an asset purchase agreement dated August 23, 2018, which is being amortized over an estimated useful life of five years.

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

Our net loss for the period from May 1, 2017 to December 31, 2017 was $1,367,924. Net loss for the period from May 1 to December 31, 2017 mainly includes general and administrative expenses, amortization expense, interest expense, and loss on extinguishment of debt. On December 3, 2017, the Company entered into an initial termination agreement with Angelfish Investments Plc (“Angelfish”) that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for the issuance of a $1,000,000 new loan payable with an extended maturity date and a cash payment schedule, 200,000 common shares of the Company and warrants to purchase 200,000 common shares of the Company. As a result of the termination agreement, the Company recorded a loss on extinguishment of debt of $1,141,175. While Angelfish had the ability to call the note at any time, it gave no indication that it was planning to do so. However, the Company was concerned that, if Angelfish did demand payment, a significant dilution event would occur because the Company did not have sufficient funds to repay the $466,044 of the balance and the $241,946 of accrued interest and management fees. Therefore, to avoid a call on cash and the potential significant shareholder dilution of approximately 17.94% of the then issued and outstanding shares of common stock of the Company, an amendment to the note was agreed upon that included the issuance of the shares and the warrants, for Angelfish’s continued support and agreement to accept cash payment by installments. A formal amendment to the Angelfish Note, through a termination amendment agreement, has been agreed upon and will be released shortly. The Company believes that it is in the best interest of the shareholders of the Company to not be significantly diluted by an investment partner who can continue to provide potential investment and/or introductions or guidance. By also issuing Angelfish warrants, the Company was able to obtain Angelfish’s consent to an extended payment schedule, and potentially received future cash flow from Angelfish.

The aforementioned management fees were incurred as a requirement of the £500,000 loan facility between Angelfish and One Media Enterprises Limited. For the calendar years 2013 and 2014, the fee payable to Angelfish was £2,000 net per month. Angelfish subsequently agreed to reduce this fee to £500 net per month to assist One Media until the engagement ceased on October 31, 2017, when the initial termination and settlement agreement was being finalized. Angelfish provided regular/monthly strategy advice and discussions, financial review of the Company’s subsidiary, One Media Enterprises Limited, regarding cashflow/forecasts and financing, partner introductions, advice on corporate and share structure including private vs. public company route, meetings in London and exploring potential routes for One Media to merge into Angelfish with Angelfish directors and their corporate advisors, and assistance and provision of information for One Media audits.

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

The planned acquisition of Yinuo is important to the success of OLMM, as the related technologies to the wearables and the tricorder, which include the methods to monitor psychological and emotional states of the user of these devices, will further become a focus of OLMM’s product offering and were developed by the shareholders and employees of Yinuo. While OLMM has acquired 100% of Yinuo’s IP in regards the wearables and tricorder, the Company will also benefit from the planned acquisition of Yinuo through its employees, who, we hope, will continue the development of further technology offerings of OLMM. (The acquisition is in process.) Furthermore, Yinuo, with its current position in the Chinese market, will become OLMM’s distribution channel of newly emerging products to the Chinese marketplace. The completed acquisition of Yinuo will likely have a material impact on the Company. We expect that it will be completed through a material acquisition, but we cannot confirm such until Yinuo completes its two-year audit, which we expect to occur in 2019.

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of intellectual property developed by Yinuo. Intangible assets are amortized using straight-line method within a useful life of five years.

The intangible assets, developed by Yinuo, of which the Company now owns 100%, are:

•Invention Patents (two patents in publicity):

o“A Method of Sensor Watch For Remote Acquisition” No. 2013107475948

o“Monitoring Of Physiological Signs And States For Children”.  No. 201310748019X

•Appearance Patents (two):

o“ID Design For A Sensor Watch”. No.: ZL.2016.303155226.9 (W03/3G design)

o“ID Design For A Sensor Watch”. No.: 201830333195.0 (R03/4G LTE-M design)

•Multiple Copyrights (mobile medical cloud server system and etc.):

oCopyright 1: No. 2016SR248143, Mobile healthcare management platform. (Source codes and architecture for mobile and healthcare server)

oCopyright 2: No. 2016SR250197, Source codes and architecture for Mobile Healthcare Apps (Smartphone Clients: IOS and Android System)

oCopyright 3: No.2016SR271904, Embedded software for multi-parameter monitor.

17

The aforementioned intangible assets were acquired free of any liabilities or limitations, pursuant to the Asset Purchase Agreement, by and between Yinuo Technologies LTD and OneLife Technologies Corp., dated August 23, 2018, which was filed with the current report on Form 8-K on August 28, 2018. The intellectual property and intangible assets are to be used in the manufacturing of the Sensation and the Tricorder, the hub of OLMM’s technology offerings. We manufacture, and intend to manufacture, and plan to sell these products through the distribution channels that we are putting in place.

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

18

Item 8. Financial Statements and Supplementary Data

OneLife Technologies Corp.

For the Period from May 1, 2017 to December 31, 2017

and

Years Ended April 30, 2017 and 2016

19

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

e)Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of intellectual property developed by Yinuo. Intangible assets are amortized using straight-line method within a useful life of five years.

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

At December 31, 2017, the loans payable of $1,194,800 includes $1,000,000 payable to Angelfish Investments Plc (“Angelfish”), a third party. The amounts owing are secured by the assets of the Company. On December 3, 2017, the Company entered into an initial termination agreement with Angelfish that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for $1,000,000 of new loan payable, 200,000 common shares of the Company (valued at $438,000, See Note 9.) and warrants to purchase 200,000 common shares of the Company. The warrants had a fair value of $411,165. See Note 9. The loan payable bears no interest. $666,667 of the loan is due in 2018 and the remaining is due in 2019. The Company recorded a loss on extinguishment of debt of $1,141,175.

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

On December 3, 2017, the Company entered into an initial termination agreement with Angelfish with respect to outstanding payable, see Note 4. As part of the termination agreement, the Company is yet to issue 200,000 common shares with a fair value of $438,000.

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

Code of Ethics

We have not adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our two officers and one director. We anticipate that we will adopt a code of ethics once we are in a position to do so. Once we do, we will file a copy of it as an exhibit to a Current Report on Form 8-K.

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

(1)(1)Mr. Wagner was appointed to the position effective April 21, 2017.

(2)(2)Mr. Henry resigned from all positions with the Company effective as of April 21, 2017.

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

(a)(a)Financial Statements: See Item 8.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1

Articles of Incorporation of the Company Inc., as amended on March 16, 2018. (incorporated by reference to our Registration Statement on Form S-1 filed on August 12, 2014 and our Form 8-K, filed on March 3, 2018).

3.2	Amended and Restated Bylaws of the Company Inc. (incorporated by reference to our current report on Form 8-K, filed on September 26, 2018).

10.1	Supply Agreement with Shenzhen Coban Electronics co., Ltd entered into on June 20, 2014. (incorporated by reference to our amended Registration Statement on Form S-1/A filed on November 4, 2014).
10.2

Share Exchange Agreement by and among the Company, Oculus, Inc., One Media Enterprises Limited and the shareholders of One Media Enterprises Limited, dated May 8, 2017. (incorporated by reference to our current report on Form 8-K filed on May 8, 2017)

10.3	Distribution Agreement, by and between One Media Enterprises Partners Inc. and A.B. Distribution Inc., CDW, dated October 24, 2012.

10.4	IP Sharing Agreement, by and between One Media Enterprises Partners Inc. and Yinuo Technologies LTD, dated October 22, 2015.

10.5	Initial Termination Agreement, by and between Angelfish Investments Plc and OneLife Technologies Corp., dated December 3, 2017.

10.6

AT&T Machine to Machine Wireless Communications Agreement, by and between One Media and AT&T, dated February 5, 2016. (incorporated by reference to our current report on Form 8-K, filed on December 29, 2017).

10.7

Second Amendment Machine to Machine Wireless Communications Agreement, by and between One Media and AT&T, dated August 25, 2017. (incorporated by reference to our current report on Form 8-K, filed on December 29, 2017).

10.8

Co-Brand License Agreement, by and between AT&T Intellectual Property and One Media, dated September 28, 2016. (incorporated by reference to our current report on Form 8-K, filed on December 29, 2017).

10.9	Agreement with E2 performance, dated January 31, 2018. (incorporated by reference to our current report on Form 8-K filed on February 23, 2018).

10.10

Asset Purchase Agreement, by and between Yinuo Technologies LTD and OneLife Technologies Corp., dated August 23, 2018. (incorporated by reference to our current report on Form 8-K, filed on August 28, 2018).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and the Principal Financial Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES, INC.

(Registrant)

Dated: October 18, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 18, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

And Director

(Principal Executive Officer)

Dated: October 18, 2018/s/ John R. Muchnicki

John R. Muchnicki

Chief Financial Officer

(Principal Financial Officer,

Principal Accounting Officer)