Form 10-KT/A
period 2017-12-31
ONELIFE TECHNOLOGIES CORP
filed 2018-10-26
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T/A

Amendment No. 2

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

Registrant’s telephone number, including area code: (773) 948-9116

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

EXPLANATORY NOTE

This Amendment No. 2 to the Transition Report on Form 10-KT of OneLife Technologies Corp. (the “Company”) amends the Company’s Transition Report on Form 10-KT for the period ended December 31, 2018, which was filed with the Securities and Exchange Commission on June 25, 2018 (the “Original Filing”). This Amendment No. 2 is being filed solely to address the comments of the Securities and Exchange Commission, in a letter to the Company, dated October 22, 2018, included in Part I, Item 1 and Part II, Items 7 and 10, of this Amendment No. 2.

Except as described above, this Amendment No. 2 does not amend, update, or change any other information contained in the Original Filing or Amendment 1, filed October 18, 2018. For ease of reference, the entire Annual Report on Form 10-K is included with this Amendment No. 2.

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

The Company has two main products that includes, or will include, the proprietary, patented (as discussed above), medical grade monitoring and tracking technologies. The two products, as more fully described below, are the “Sensation” and the “Tricorder.” The Sensation is going through the final stages of AT&T network certification with a new 4G LTE-M model and is expected to be completed in late October 2018 or early November 2018 in the United States. The processes that OneLife will complete to achieve network certification includes FCC product testing, PTCRB product testing and then successful network connectivity verification by AT&T. Once completed, the Company will commence distribution of its products. Since 2015, Yinuo has sold over 150,000 2G/3G Sensations in China and Israel. The 3G Sensation is available in any market that supports 3G cellular service. The Tricorder is finished and currently being sold outside of the U.S.

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

• Anywhere healthcare is provided.

STRATEGY FOR GROWTH

Once the Sensation receives network certification, we intend to begin by selling hardware (the Sensation and the Tricorder), along with services in those areas where we are strong and can gain immediate revenue streams.

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

Strategic Partners

Yinuo:2016 winner of the China Ministry of Science “Entrepreneur of the Year” award. Yinuo is a technology and manufacturing partner, who we have worked with since 2013 to develop OneLife’s current product offering. We had an executed IP Sharing Agreement, which has been replaced by an Asset Purchase Agreement with Yinuo, giving us control over the technology and manufacturing abilities of Yinuo. The Asset Purchase Agreement was filed as an Exhibit to a current report Form 8-K dated August 23, 2018. The IP Sharing Agreement is filed as an Exhibit hereto. Furthermore, we have nearly completed the acquisition agreement with Yinuo, whereby Yinuo will become a wholly-owned subsidiary of the Company. The remaining condition precedent is the completion of a two-year audit of Yinuo audit. The audit of a Chinese company is time-consuming and costly and OneLife must balance this with limited resources. We cannot guarantee with certainty, at this time, that the planned acquisition of Yinuo will take place. However, the current financial statements are for U.S. activity only. Therefore, should the acquisition of Yinuo not take place or occur later than planned, it will have no effect on the financial statements. Furthermore, should the planned acquisition of Yinuo not take place or occur later than planned, it would have no impact on the product offerings of the Company due to the Yinuo asset purchase dated August 23, 2018.

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

Sales Strategy

Our Strategic Partners have budgeted to use and sell our technology. For the medical markets, once the Sensation receives network certification, our technology will be sold by our Strategic Partners national sales force. Our products will be the only wearable medical technology carried by most of our Strategic Partners.

Intellectual Property

As of the date of this filing, we have a 100% percent ownership interest in any and all, current and future, intellectual property developed by Yinuo Technologies, Ltd, our Chinese partner, in regards to its wearable and tricorder technologies. In addition to this, OneLife will continually enhance the current software/wearables thereby creating further OneLife-owned IP.

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

Pursuant to the stock purchase agreement with Yinuo’s sole shareholder entered on December 22, 2017, we agreed to issue 40 million common shares, of which 26,500,000 have already been issued pursuant to the Yinuo Asset Purchase Agreement dated August 23, 2018, and pay $500,000 to acquire all of Yinuo’s outstanding shares. We expect to raise the necessary funds to pay Yinuo as discussed above thru equity financing from private placement sales of our equity securities or shareholder loans. The planned acquisition of Yinuo is important to the success of OLMM, as the related technologies to the wearables and the tricorder, which include the methods to monitor psychological and emotional states of the user of these devices, will further become a focus of OLMM’s product offering and were developed by the shareholders and employees of Yinuo. While, as of the date of this filing, OLMM has acquired 100% of Yinuo’s IP in regards the wearables and tricorder, the Company will also benefit from the planned acquisition of Yinuo through its employees, who, we hope, will continue the development of further technology offerings of OLMM. (The acquisition is in process.) Furthermore, Yinuo, with its current position in the Chinese market, will become OLMM’s distribution channel of newly emerging products to the Chinese marketplace. Furthermore, the impact on the Company will be the streamlining of the communications between OLMM’s management and the engineers currently employed by Yinuo as the Yinuo employees become employees of OLMM, as discussed above. . We expect that it will be completed through a material acquisition, but we cannot confirm such until Yinuo completes its two-year audit, which we expect to occur in 2019.

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

The intangible assets, developed by Yinuo, of which the Company, as of the date of this filing, owns 100%, are:

•Invention Patents (two patents in publicity):

o“A Method of Sensor Watch For Remote Acquisition” No. 2013107475948

o“Monitoring Of Physiological Signs And States For Children”.  No. 201310748019X

•Appearance Patents (two):

o“ID Design For A Sensor Watch”. No.: ZL.2016.303155226.9 (W03/3G design)

o“ID Design For A Sensor Watch”. No.: 201830333195.0 (R03/4G LTE-M design)

17

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
10.2

Share Exchange Agreement by and among the Company, Oculus, Inc., One Media Enterprises Limited and the shareholders of One Media Enterprises Limited, dated May 8, 2017. (incorporated by reference to our current report on Form 8-K filed on May 8, 2017)

10.3

Distribution Agreement, by and between One Media Enterprises Partners Inc. and A.B. Distribution Inc., CDW, dated October 24, 2012. (incorporated by reference to our amended transition report on Form 10-KT/A, filed on October 18, 2018)

10.4

IP Sharing Agreement, by and between One Media Enterprises Partners Inc. and Yinuo Technologies LTD, dated October 22, 2015. (incorporated by reference to our amended transition report on Form 10-KT/A, filed on October 18, 2018)

10.5

Initial Termination Agreement, by and between Angelfish Investments Plc and OneLife Technologies Corp., dated December 3, 2017. (incorporated by reference to our amended transition report on Form 10-KT/A, filed on October 18, 2018)

10.6

AT&T Machine to Machine Wireless Communications Agreement, by and between One Media and AT&T, dated February 5, 2016. (incorporated by reference to our current report on Form 8-K, filed on December 29, 2017).

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

ONELIFE TECHNOLOGIES, INC.

(Registrant)

Dated: October 26, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 26, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

And Director

(Principal Executive Officer)

Dated: October 26, 2018/s/ John R. Muchnicki

John R. Muchnicki

Chief Financial Officer

(Principal Financial Officer,

Principal Accounting Officer)