Form 10-KT/A
period 2017-12-31
ONELIFE TECHNOLOGIES CORP
filed 2018-11-08
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to the Transition Report on Form 10-KT of OneLife Technologies Corp. (the “Company”) amends the Company’s Transition Report on Form 10-KT for the period ended December 31, 2018, which was filed with the Securities and Exchange Commission on June 25, 2018 (the “Original Filing”). This Amendment No. 3 is being filed solely to address the comments of the Securities and Exchange Commission, in a letter to the Company, dated November 5, 2018, included in Part I, Item 1 and Part II, Items 7 and 10, of this Amendment No. 3.

Except as described above, this Amendment No. 3 does not amend, update, or change any other information contained in the Original Filing, Amendment 1, filed October 18, 2018, or Amendment 2, filed November 7, 2018. For ease of reference, the entire Annual Report on Form 10-K is included with this Amendment No. 3.

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

Strategic Partners

Yinuo:2016 winner of the China Ministry of Science “Entrepreneur of the Year” award. Yinuo is a technology and manufacturing partner, who we have worked with since 2013 to develop OneLife’s current product offering. We had an executed IP Sharing Agreement, which has been replaced by an Asset Purchase Agreement with Yinuo, giving us control over the technology and manufacturing abilities of Yinuo. The Asset Purchase Agreement was filed as an Exhibit to a current report Form 8-K dated August 23, 2018. The IP Sharing Agreement is filed as an Exhibit hereto. Furthermore, we have nearly completed the acquisition agreement with Yinuo, whereby Yinuo will become a wholly-owned subsidiary of the Company. One of the remaining conditions precedent is the completion of a two-year audit of Yinuo audit. The audit of a Chinese company is time-consuming and costly and OneLife must balance this with limited resources. We cannot guarantee with certainty, at this time, that the planned acquisition of Yinuo will take place. However, the current financial statements are for U.S. activity only. Therefore, should the acquisition of Yinuo not take place or occur later than planned, it will have no effect on the financial statements, as currently disclosed. Furthermore, should the planned acquisition of Yinuo not take place or occur later than planned, it would have no impact on the product offerings of the Company due to the Yinuo asset purchase dated August 23, 2018.

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

Pursuant to the stock purchase agreement with Yinuo’s sole shareholder entered on December 22, 2017, we agreed to issue 40 million common shares, of which 26,500,000 have already been issued pursuant to the Yinuo Asset Purchase Agreement dated August 23, 2018, and pay $500,000 to acquire all of Yinuo’s outstanding shares. We expect to raise the necessary funds to pay Yinuo as discussed above thru equity financing from private placement sales of our equity securities or shareholder loans. The planned acquisition of Yinuo is important to the success of OLMM, as the related technologies to the wearables and the tricorder, which include the methods to monitor psychological and emotional states of the user of these devices, will further become a focus of OLMM’s product offering and were developed by the shareholders and employees of Yinuo. While, as of the date of this filing, OLMM has acquired 100% of Yinuo’s IP in regards the wearables and tricorder, the Company will also benefit from the planned acquisition of Yinuo through its employees, who, we hope, will continue the development of further technology offerings of OLMM. (The acquisition is in process.) Furthermore, Yinuo, with its current position in the Chinese market, may become OLMM’s distribution channel of newly emerging products to the Chinese marketplace.

The Company would ideally like to have a distribution source for its technology in China.  As such, the acquisition of Yinuo, as it is an ongoing Chinese health care business, was a strong consideration to achieve that goal.   This acquisition continues to be considered by management.  However, there are several key factors which will delay a final decision.

First, a thorough audit of the Yinuo business, by a qualified auditor experienced in Chinese business, has not been completed.  The cost to do this is high.  The Company does not have the resources to engage an auditor for this task at this time.

Secondly, the Company has had conflicting legal opinions as to whether the Chinese government would allow the acquisition of a Chinese-based health care business.  The cost to get a final legal opinion is high.  The Company does not have the resources to engage a law firm for this task at this time.

Finally, the Company, in an attempt to accomplish this goal in the most economic fashion, is considering all other options, one being the establishment of a new Chinese-based company for product distribution.  This could be in the form of a wholly-owned subsidiary, or possibly a regionally-based and owned franchise.  Again, however, the cost to get a legal opinion as to the best option, is high.  The Company does not have the resources to engage a law firm for this task at this time.

Any of these options will require an investment by the Company, the amount of which we do not yet know, as it extends its influence globally.  Also, the Company would not make such a move if it didn’t feel that a sufficient amount of revenue, the size of which we do not yet know, could be generated by the new entity to make the move profitable.

The Company fully intends to make these decisions when the resources necessary to aid in the decision-making process are made available, but at this time the Company does not know when this will occur.

The potential decisions to be made regarding the acquisition of Yinuo have not and will not affect or impact the Company’s business plan moving forward, as the Company implemented an interim step with Yinuo thru the execution of an Asset Purchase Agreement, dated August 23, 2018, in which the Company acquired the critical wearable and tricorder assets needed for its upcoming product launch. The Company is unsure if the acquisition will have an effect on our financial statements moving forward.

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

ONELIFE TECHNOLOGIES CORP.

(Formerly Oculus Inc.)

Notes to the Consolidated Financial Statements

12.Commitments and contingencies

On December 22, 2017, the Company entered into a stock purchase agreement with Yinuo’s sole shareholder where the Company agreed to issue 40 million common shares and pay $500,000 to acquire all of Yinuo’s outstanding shares. The transaction will close upon the completion of a formal appraisal report for Yinuo’s value and 2-year audited financial statements of Yinuo. The Company will enter into employment agreements with six Yinuo’s management and employees and appoint Yinuo’s sole shareholder as a director of the Company upon the closing. Yinuo’s sole shareholder agreed to invest up to $3 million of working capital to Yinuo over 6 months following the closing.

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

(1) Mr. Wagner was appointed to the position effective April 21, 2017.

(2) Mr. Henry resigned from all positions with the Company effective as of April 21, 2017.

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

(a) Financial Statements: See Item 8.

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

ONELIFE TECHNOLOGIES, INC.

(Registrant)

Dated: November 8, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 8, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

And Director

(Principal Executive Officer)

Dated: November 8, 2018/s/ John R. Muchnicki

John R. Muchnicki

Chief Financial Officer

(Principal Financial Officer,

Principal Accounting Officer)