Form 10-Q
period 2018-09-30
ONELIFE TECHNOLOGIES CORP
filed 2018-11-19
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [   ] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

90,272,340 common shares as of November 13, 2018.

PART I. FINANCIAL INFORMATION

ONELIFE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash	$280,788	$4,910
Total current assets	280,788	4,910

Intangible assets, net	1,814,298	280,548

Total assets	$2,095,086	$285,458
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$152,714	$70,845
Advances from related parties	47,428	40,793
Loans payable	1,221,587	849,587
Loans payable – related party	6,880	11,880
Notes payable	561,752	561,752
Convertible debentures, net of unamortized discount	314,874	30,000
Convertible debenture – related party	176,500	200,000
Derivative liability	1,074,397	–
Total current liabilities	3,556,132	1,764,857

Loans payable, non-current portion	33,333	333,333

Total liabilities	3,589,465	2,098,190

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50
Common stock, $0.00001 par value, 500,000,000 shares authorized, 90,272,340 and 62,735,340 shares issued and outstanding, respectively	902	627
Additional paid-in capital (deficit)	7,654,542	(754,147)
Subscriptions receivable	(5,000)	–
Common shares issuable	2,425	438,000
Accumulated deficit	(9,147,298)	(1,497,262)

Total stockholders’ deficit	(1,494,379)	(1,812,732)

Total liabilities and stockholders’ deficit	$2,095,086	$285,458

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES CORP.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Operating Expenses

Amortization	$66,250	$25,000	$116,250	$41,667
General and administrative	1,176,569	59,778	1,730,326	89,339
Impairment of intangible assets	4,975,000	–	4,975,000	–

Total Operating Expenses	6,217,819	84,778	6,821,576	131,006

Loss from Operations	(6,217,819)	(84,778)	(6,821,576)	(131,006)

Other Expenses
Interest expense	(238,752)	(24,957)	(353,557)	(33,324)
Fair value of derivative liability in excess of convertible note payable	(185,751)	–	(449,750)	–
Change in fair value of derivative liability	(113,340)	–	(25,153)	–

Total Other Expenses	(537,843)	(24,957)	(828,460)	(33,324)

Net Loss	$(6,755,662)	$(109,735)	$(7,650,036)	$(164,330)

Loss Per Common Share - Basic and Diluted	$(0.09)	$(0.00)	$(0.11)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	76,523,818	97,735,340	67,694,413	97,735,340

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(7,650,036)	$(164,330)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	116,250	41,667
Stock-based compensation	1,043,389	–
Amortization of debt discount	259,368	–
Fair value of derivative liability in excess of convertible note payable	449,750	–
Impairment of intangible assets	4,975,000	–
Change in fair value of derivative liability	25,153	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	81,869	29,515
Net cash used in operating activities	(699,257)	(93,148)

Cash flows from investing activities:
Loan receivable from related party	–	(5,000)
Cash acquired from acquisition of One Media Enterprises Limited	–	1,162
Net cash used in investing activities	–	(3,838)

Cash flows from financing activities:
Proceeds from related parties advances	86,135	27,807
Repayments on related parties advances	(79,500)	(48,384)
Proceeds from loans payable	74,000	128,499
Repayment on loans payable	(2,000)	–
Repayments on loans payable – related party	(5,000)	–
Proceeds from notes payable	–	19,749
Repayments on convertible debenture – related party	(23,500)	–
Proceeds from convertible debenture	925,000	–
Net cash provided by financing activities	975,135	127,671
Net increase in cash	275,878	30,685

Cash – beginning of period	4,910	736
Cash – end of period	$280,788	$31,421

Supplemental Disclosures
Interest paid	$–	$–
Income tax paid	–	–
Non-cash Financing Activities
Debt discount from conversion feature of convertible note	$599,494	$–
Issuance of shares for acquisition of intangible assets	6,625,000	–
Subscription receivable on issuance of common shares	5,000	–

The accompanying notes are an integral part of these interim financial statements.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(unaudited)

1.Nature of Operations and Continuance of Business

OneLife Technologies Corp. (formerly Oculus Inc.) (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company was in the business of selling and providing services for GPS tracking devices which will be marketed in the United States, Canada and Europe.

On May 8, 2017, the Company entered into a share exchange agreement with One Media Enterprises Limited (“OME”), a company incorporated in England and Wales, to acquire its business operations. OME is a medical mobile software/data collection company that sells health and smart watches operated through its wholly-owned subsidiary, One Media Partners Inc. (“OMP”), a company incorporated in the State of Delaware. The share exchange was completed on December 4, 2017. The acquisition of OME and its subsidiary are considered common control transactions because Mr. Robert Wagner, Chief Executive Officer of the Company, controlled both the Company and OME at the date of the acquisition. The transaction was accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions. The financial information for OME and its subsidiary has been included in the Company’s consolidated financial statements beginning on April 30, 2017 as OME only had nominal activities from April 21, 2017, when Mr. Wagner acquired control of the Company, to April 30, 2017.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2018, the Company has not recognized significant revenue, has a working capital deficit of $3,275,344, and has an accumulated deficit of $9,147,298. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. There is no assurance that the Company will be successful on financing or on terms acceptable to us. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and are expressed in U.S. dollars.

b)Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OME and OMP from April 30, 2017. All inter-company transactions and balances have been eliminated on consolidation.

On March 16, 2018, the Board of Directors approved changing the Company’s fiscal year from a fiscal year ending on April 30 to a fiscal year ending on December 31, beginning with the period ended December 31, 2017.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(unaudited)

2.Summary of Significant Accounting Policies (Continued)

c)Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period from May 1, 2017 to December 31, 2017 included in our Form 10-KT filed with the SEC.

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

f)Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2018, and 2017, the Company’s potentially dilutive shares have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive. Details of the potentially dilutive shares are as follows:

	September 30,	September 30,
	2018	2017
Convertible notes payable	$1,686,186	$-
Warrants	6,200,000	-
Common stock issuable	10,000	-
Total	$7,896,186	$-

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(unaudited)

2.Summary of Significant Accounting Policies (Continued)

g) Reclassification

Certain prior year balances have been reclassified to conform with current period presentation.

h)Foreign Currency Translation

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

i)Recent Accounting Standards

In July 2017, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of July 1, 2018.

The Company has implemented all new accounting standards that are required to be in effect. These standards did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

j)Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued for disclosure consideration.

3.Intangible Assets

Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Cost	$7,125,000	$500,000
Accumulated amortization	(335,702)	(219,452)
Impairment	(4,975,000)	–
Intangible assets, net	$1,814,298	$280,548

On October 22, 2015, the Company entered into an investment agreement with Shenzhen Yinuo Technologies Ltd. (“Yinuo”), a China company, where the Company acquired a 50% ownership of all intellectual property developed by Yinuo in exchange for $500,000 which was settled through the issuance of a promissory note. On August 23, 2018, pursuant to an Asset Purchase Agreement with Yinuo Technologies LTD, the Company acquired the remaining 50% ownership of the intellectual property with a fair value of $1,650,000 by issuing 26,500,000 common shares with a fair value of $6,625,000, resulting in an impairment loss of $4,975,000.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(unaudited)

4.Related Party Transactions

As of September 30, 2018 and December 31, 2017, the Company owed an aggregate of $47,428 and $40,793, respectively, to the CEO and Director of the Company for advances to fund the Company’s operations.

5.Loans Payable

At September 30, 2018 and December 31, 2017, the Company owed $1,228,467 and $861,467, respectively, of loans payable to various investors for financing the Company’s operations. These amounts include $6,880 and $11,880 payable to the Company’s CFO as of September 30, 2018 and December 31, 2017, respectively. The amounts are unsecured, non-interest bearing, and due on demand.

The loans payable include $1,000,000 payable to Angelfish Investments Plc (“Angelfish”), a third party. The amounts owing are secured by the assets of the Company. On December 3, 2017, the Company entered into a termination agreement with Angelfish that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for $1,000,000 of new loan payable, and the issuance of 200,000 common shares of the Company with a fair value of $438,000 and warrants to purchase an additional 200,000 common shares of the Company with a fair value of $411,165. The loan payable bears no interest. If any amounts due are not paid pursuant to the agreement, all outstanding balance bears interest thereafter at an annual rate of 12%. $966,667 of the loan is due within twelve months (June 30, 2019) and the remaining is due after twelve months. As part of the loan settlement, the Company recorded a loss on extinguishment of debt of $1,141,175 during the year ended December 31, 2017.

6.Notes Payable

On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. On March 30, 2017, the loan was amended to increase the principal amount up to $90,000 and extend the payable date to December 31, 2017. The loan accrues interest at 7.5% per annum. As of September 30, 2018, and December 31, 2017, the outstanding balance of the note was $56,157. This note is currently in default.

On March 15, 2017, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8.5% per annum and payable on December 31, 2017. As of September 30, 2018, and December 31, 2017, the outstanding principal balance was $5,595 and is currently in default.

Since 2014, the Company issued Angelfish various notes that were due on demand. During the period from May 1, 2017 to December 31, 2017, notes with a total principal amount of $35,729 were issued. On December 3, 2017, all notes payable and related accrued interest was settled. Refer to Note 5.

On December 29, 2015, the Company issued Yinuo a note of $500,000 to acquire intangible assets. The note is unsecured, non-interest bearing, and is due on demand. As of September 30, 2018 and December 31, 2017, the outstanding balance of the note was $500,000.

7.Convertible Notes Payable and Convertible Notes Payable – Related Party

In March 2015, OMP entered into a convertible note agreement of $200,000 with John Muchnicki (“Muchnicki”). The note was unsecured, and subsequently amended, upon mutual agreement between Muchnicki and the Company, to become due on demand and non-interest bearing. The notes conversion terms are as follows: (i) outstanding principal of $60,000 is convertible into OMP’s shares representing 5% of OMP (ii) outstanding principal of $140,000 is convertible into OMP’s shares representing 10% of OMP. In March 2018, Mr. Muchnicki was appointed as the Company’s CFO. On August 15, 2018, pursuant to an assignment agreement, the note was assigned to the CEO of the Company in exchange for 6,000,000 shares of common stock that was previously held by the CEO. As of September 30, 2018 and December 31, 2017, outstanding balance of this convertible note was $176,500 and $200,000, respectively.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(unaudited)

7.Convertible Notes Payable and Convertible Notes Payable – Related Party (Continued)

In March 2016, the OMP entered into a convertible note agreement in the principal amount of $20,000 with a non-related party. The amount is unsecured, bears interest at 15% per annum, and was due on March 3, 2018. The principal amount and accrued interest would be automatically converted into OMP’s common shares at a rate of 50% of the market price of the OMP’s common shares upon the completion of an initial public offering (“IPO”) of OMP’s common shares or other common qualified financing prior to March 3, 2018. OMP did not have an IPO or qualified financing event prior to nonpayment and continues to accrue interest at 15% per annum.

In August 2016, OMP entered into a convertible note agreement in the principal amount of $10,000 with a non-related party. The amount is unsecured, bears interest at 30% per annum, and is due on August 12, 2018. The principal amount and accrued interest shall be automatically converted into OMP’s common shares at a rate of 50% of the market price of OMP’s common shares upon the completion of an IPO or other qualified financing. The note is currently in default.

On February 27, 2018, the Company issued a convertible note to a non-related party for $153,000. The promissory note is unsecured, bears interest of 14% per annum, and is due on May 27, 2019. The note is convertible into common shares of the Company at 55% of the average two lowest trading prices in the 15 trading days preceding the notice of conversion.

On May 6, 2018, the Company issued a convertible loan agreement to a non-related party for proceeds of $100,000. The loan bears no interest and is due on December 31, 2018. The note is convertible at a 25% discount to the average trading price for the last 20 days prior to the date of conversion.

On May 11, 2018, the Company entered into a convertible promissory note agreement with a non-related party for proceeds of $100,000. The amount is unsecured, non-interest bearing and due on December 31, 2018. The note is convertible at a 25% discount to the average trading price for the last 20 days prior to the date of conversion.

On June 12, 2018, the Company entered into a convertible promissory note agreement with a non-related party for proceeds of $100,000. The amount is unsecured, non-interest bearing, due on December 31, 2018, and is convertible into common shares at $0.08 per share. The Company recorded debt discount of $75,000 for a beneficial conversion feature.

On July 26, 2018, the Company issued a convertible note agreement to a non-related party for $100,000. The note bears no interest, is due on December 31, 2018, and is convertible into common shares at a 25% discount to the average trading price for the last 20 days preceding the conversion date.

On August 24, 2018, the Company entered into a convertible promissory note agreement with a non-related party for proceeds of $225,000. The loan bears no interest, is due on May 30, 2019, and is convertible into common shares at $0.10 per share. The Company recorded debt discount of $225,000 for a beneficial conversion feature.

On September 21, 2018, the Company entered into a convertible note agreement with a non-related party for proceeds of $153,000, with an original issuance discount of $3,000. The promissory note is unsecured, bears interest at 10% per annum, and is due on September 21, 2019. The note is convertible into common shares of the Company at 65% of the average of the two lowest trading prices in the 15 days preceding the notice of conversion.

The embedded conversion feature for the notes issued on February 27, 2018, May 6, 2018, May 11, 2018, July 26, 2018, and September 21, 2018 qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a discount of the principal of $599,494. See Note 8. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $606,000.

As of September 30, 2018, the carrying value of the convertible debenture was $491,374 and the unamortized discount on the convertible debenture was $646,126.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(unaudited)

8.Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 7, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. The aggregate fair value of the derivative as of various note issuance dates was $1,049,244 calculated using a binomial option pricing model. $599,494 was applied against the proceeds received from the convertible notes as a debt discount and the remaining excess of $449,750 was charged to interest expense.

As at September 30, 2018, the Company had a derivative liability of $1,074,397. Activities during the nine months ended September 30, 2018 are as follows:

Balance, December 31, 2017	$–
Derivative liability on inception	1,049,244
Change in fair value	25,153
Balance, September 30, 2018	$1,074,397

Variables used in the Black-Scholes option-pricing model include: (1) expected volatility based on the historical volatility of the Company' common stock, (2) risk-free interest rate based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life based on the remaining term of the notes, (4) no expected dividends. The following inputs and assumptions were used to value the convertible debentures outstanding during the nine months ended September 30, 2018:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

February 27, 2018 convertible debenture:

As at February 27, 2018 (date of issuance)	471%	2.08%	0%	1.25
As at September 30, 2018 (mark-to-market)	317%	2.36%	0%	0.66

May 6, 2018 convertible debenture

As at May 6, 2018 (date of issuance)	315%	2.03%	0%	0.65
As at September 30, 2018 (mark-to-market)	207%	2.19%	0%	0.25

May 11, 2018 convertible debenture

As at May 11, 2018 (date of issuance)	320%	2.06%	0%	0.64
As at September 30, 2018 (mark-to-market)	207%	2.19%	0%	0.25

July 26, 2018 convertible debenture

As at July 26, 2018 (date of issuance)	364%	2.19%	0%	0.43
As at September 30, 2018 (mark-to-market)	207%	2.19%	0%	0.25

September 21, 2018 convertible debenture

As at September 21, 2018 (date of issuance)	291%	2.36%	0%	1.00
As at September 30, 2018 (mark-to-market)	295%	2.36%	0%	0.98

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(unaudited)

9.Commitments and Contingencies

On December 22, 2017, the Company entered into a stock purchase agreement with Yinuo’s sole shareholder where the Company agreed to issue 40 million common shares and pay $500,000 to acquire all of Yinuo’s outstanding shares. The transaction will close upon the completion of a formal appraisal report for Yinuo’s value and 2-year audited financial statements of Yinuo. The Company will enter into employment agreements with six of Yinuo’s management and employees and appoint Yinuo’s sole shareholder as a director of the Company upon the closing. Yinuo’s sole shareholder agreed to invest up to $3 million of working capital to Yinuo over 6 months following the closing. The 40 million common shares were reduced to 13.5 million shares as a result of the issuance of 26.5 million shares to acquire intellectual property from Yinuo in August 2018. See Note 3.

On March 1, 2018, the Company entered into a consulting agreement with Anthony Driscoll (“Driscoll”) where the Company agreed to issue 75,000 fully vested shares to Driscoll on the date of the agreement and Driscoll agreed to be the Company’s Chief Marketing Officer. The Company also agreed to issue 5,000 shares per month beginning March 1, 2018 for six months for Driscoll’s services. The agreement will automatically renew for a 6-month period until termination. The Company also agreed to issue Driscoll equity securities with a value of 3% of the funds the Company receives. During the nine months ended September 30, 2018, the Company issued 100,000 common shares to Driscoll pursuant to the agreement. At September 30, 2018, 10,000 common shares were issuable pursuant to the agreement. Stock-based compensation of $112,500 was recorded based on the fair value of the 110,000 common shares.

On March 17, 2018, the Company entered into an agreement with National Securities whereby National Securities agreed to provide financial advisory services to the Company for one year. Pursuant to the agreement, the Company paid a $5,000 non-refundable fee in May 2018 and issued 375,000 common shares in April 2018. The shares had a fair value of $30,000 on the date of issuance which was recorded as stock-based compensation upon issuance. National will be paid a cash fee for a certain percentage of the total amount received by the Company upon sales of the Company's securities. National Securities will also receive warrants to purchase 8% of shares of securities issued in a private placement during the term of this agreement.

10.Shareholders’ Equity

During the nine months ended September 30, 2018, the Company issued 250,000 common shares to Crown Bridge Partners, LLC (“Crown Bridge”) for $5,000 pursuant to a security purchase agreement entered on February 7, 2018. Pursuant to the security purchase agreement, the Company has reserved 22,500,000 common shares for future issuance to Crown Bridge and granted Crown Bridge certain registration rights.

In April 2018, the Company issued 375,000 common shares to National Securities pursuant to the service agreement dated March 17, 2018. See Note 9.

On August 16, 2018, the Company issued 200,000 common shares to Angelfish with a fair value of $438,000 as part of the termination agreement signed in December 2017.

On August 16, 2018, the Company issued 100,000 common shares with a fair value of $110,075 to Driscoll as part of the consulting agreement. As of September 30, 2018, the Company is due to issue an additional 10,000 common shares with a fair value of $2,425. During the nine months ended September 30, 2018, the Company recorded $112,500 of stock-based compensation as part of the consulting agreement. See Note 9.

On August 16, 2018, the Company issued 112,000 common shares with a fair value of $17,696 for consulting services to a non-related party.

On August 16, 2018, the Company issued 26,500,000 common shares with a fair value of $6,625,000 for the acquisition of intangible assets pursuant to an asset purchase agreement. See Note 3.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(unaudited)

11.Share Purchase Warrants

On July 24, 2018, the Company entered into a consulting agreement with Glaser Partners LLC whereby Glaser Partners agreed to provide consulting services to assist the Company in the growth of its business for one year. Pursuant to the agreement, the Company issued warrants to purchase 5,000,000 common shares of the Company at an exercise price of $0.15 per share for a period of three years. The fair value of the share purchase warrants was $723,540 calculated using a Black-Scholes option pricing model assuming volatility of 356%, risk free rate of 2.74%, expected life of 3 years, and no expected dividends. On August 22, 2018, pursuant to an amendment to the agreement, the Company issued an additional 1,000,000 share purchase warrants exercisable into 1,000,000 shares of common stock of the Company at an exercise price of $0.15 per share for a period of three years. The fair value of the share purchase warrants was $159,653 calculated using the Black-Scholes option pricing model assuming volatility of 352%, risk free rate of 2.65%, expected life of 3 years, and no expected dividends.

The agreement includes an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrants (“down round provision”). The warrant holders have agreed to waive a reduction of the exercise price triggered by the issuance of notes on August 24, 2018 and September 21, 2018. As of July 1, 2018, the Company early adopted ASU 2017-11, which provides a new guidance for instruments with down-round provisions. As such, the Company treats outstanding warrants as free-standing equity-linked instruments that are recorded to equity.

12.Subsequent Events

On October 1, 2018, the Company and Angelfish amended the termination agreement dated December 3, 2017. Pursuant to the amended agreement, $700,000 of the $1,000,000 payable is due by September 30, 2019 and the remaining $300,000 is payable by installments of $25,000 each payable by the 15th day of each month starting from October 2019.

In October 2018, the Company repaid the entire $153,000 convertible note issued in September 2018.

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

On March 19, 2018, Mr. John R. Muchnicki consented to act as the Chief Operating Officer and the Chief Financial Officer of OneLife.

As of August 23, 2018, through an Asset Purchase Agreement with Yinuo Technologies, LTD. (“Yinuo”), filed as Exhibit 10.1 to a current report on Form 8-K, dated August 23, 2018, we own the following patents, copyrights and trademarks:

•Invention Patents (two patents in publicity):

o“A Method of Sensor Watch For Remote Acquisition” No. 2013107475948; 7/29/2016

o“Monitoring Of Physiological Signs And States For Children”. No. 201310748019X; 7/29/2016

•Appearance Patents (two):

o“ID Design For A Sensor Watch”. No.: ZL.2016.303155226.9 (W03/3G design); 1/4/2017

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

Copyright 3: No.2016SR271904, Embedded software for multi-parameter monitor.; 7/11/2016

The Company issued Yinuo 26,500,000 of the common stock, $0.00001 par value per share, of the Company in exchange for the above assets. Such assets were assigned free of all claims and liabilities.

The Company has two main products that includes or will include, the proprietary, patented (as discussed above), medical grade monitoring and tracking technologies. The two products, as more fully described below, are the “Sensation” and the “Tricorder.” The Sensation is going through the final stages of AT&T network certification with a new 4G LTE-M model and is expected to be completed in late November 2018 or early December 2018 in the United States. The processes that OneLife will complete to achieve network certification includes FCC product testing, PTCRB product testing and then successful network connectivity verification by AT&T. Once completed, the Company will commence distribution of its products. Since 2015, Yinuo has sold over 150,000 2G/3G Sensations in China and Israel. The 3G Sensation is available in any market that supports 3G cellular service. The Tricorder is finished and currently being sold outside of the U.S.

On September 29, 2018, the intellectual property transfer document described above from Yinuo to OneLife, was stamped with China government authority (Shenzhen Economy, Trade and Information Committee) for the approval of export (sell) of technology to OneLife.

The address of our principal executive office is 5005 Newport Dr., Rolling Meadows, Illinois 60008. Our telephone number is (773) 948-9116. Our year end is December 31.

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

Results of Operations

Revenues

We have not generated any significant revenues from our operations since inception.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Operating expenses	$6,217,819	$84,778	$6,821,576	$131,006
Other expenses	$537,843	$24,957	$828,460	$33,324
Net loss	$(6,755,662)	$(109,735)	$(7,650,036)	$(164,330)

Three Months ended September 30, 2018 and 2017

During the three months ended September 30, 2018, we incurred operating expenses of $6,217,819 compared to operating expenses of $84,778 during the three months ended September 30, 2017. The increase of operating expenses was mainly due to a one-time impairment loss of $4,975,000 relating to the issuance of common shares at a value greater than the fair value of the intangible assets acquired from Yinuo. The increase was also due to increased level of day-to-day operations in the current year compared to the prior year. During the three months ended September 30, 2018, the Company incurred share-based compensation costs of $904,263 for the issuance of warrants and shares for service, consulting services of $228,250 for costs incurred in the research and development of products, and professional fees of $23,950 for audit, accounting, and legal services relating to our SEC filing requirements. The Company also recorded amortization costs of $66,250 relating to amortization of intangible assets compared to $25,000 in the prior period, as the Company acquired the remaining 50% of the intangible assets from Yinuo.

In addition to operating expenses, we incurred other expenses of $537,843 during the three months ended September 30, 2018 compared to $24,957 during the three months ended September 30, 2017. Other expenses include interest costs of $238,752 relating to interest and accretion incurred on the Company’s loans and debentures, loss from fair value of derivative liability in excess of convertible note payable principal of $185,751, and a loss of $113,340 on the change in fair value of derivative liabilities for the three months ended September 30, 2018. During the three months ended September 30, 2017, the Company incurred interest expense of $24,957 and did not have any derivative liability losses or impairment losses.

During the three months ended September 30, 2018, the Company incurred a net loss of $6,755,662 or $0.09 loss per share compared to a net loss of $109,735 during the three months ended September 30, 2017 or $0.00 loss per share.

Nine Months ended September 30, 2018 and 2017

During the nine months ended September 30, 2018, we incurred operating expenses of $6,821,576 compared to operating expenses of $131,006 during the nine months ended September 30, 2017. The increase in operating expenses was mainly due to a one-time impairment loss of $4,975,000 relating to the excess in fair value of common shares above the fair value of the intangible assets acquired from Yinuo. The increase was also due to the increased level of day-to-day operations in the current year compared to the prior year. During the nine months ended September 30, 2018, the Company incurred share-based compensation costs of $1,043,389 for the issuance of warrants and shares in exchange of service, consulting services of $517,250 for costs incurred in the research and development of products and general consulting, and professional fees of $124,811 for audit, accounting, valuation, and legal services relating to our SEC filing requirements. The Company also recorded amortization costs of $116,250 relating to amortization of intangible assets compared to $41,667 in the prior period, as the Company acquired the remaining 50% ownership of the intangible assets from Yinuo in August 2018.

In addition to operating expenses, we incurred other expenses of $828,460 during the nine months ended September 30, 2018 compared to $33,324 during the nine months ended September 30, 2017. Other expenses include interest costs of $353,557 relating to interest and accretion incurred on the Company’s loans and debentures, loss from fair value of derivative liability in excess of convertible note payable principal of $449,750 and a loss in the change in fair value of derivative liabilities of $25,153 for the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company incurred interest expense of $33,324.

During the nine months ended September 30, 2018, the Company incurred a net loss of $7,650,036, or $0.11 loss per share compared to a net loss of $164,330 during the nine months ended September 30, 2018 or $0.00 loss per share.

Liquidity and Capital Resources

Working Capital

	As of	As of
	September 30, 2018	December 31, 2017
Current Assets	$280,788	$4,910
Current Liabilities	3,556,132	1,764,857
Working Capital Deficit	$(3,275,344)	$(1,759,947)

As of September 30, 2018, we had total current assets of $280,788 compared to $4,910 at December 31, 2017. Our current assets are comprised of cash and the increase was due to the proceeds received from our financing activities during the period to support our on-going growth and business development as compared to the prior year where we were a shell company with limited operations.

Our working capital deficit at September 30, 2018 was $3,275,344 compared to a working capital deficit of $1,759,947 at December 31, 2017. The increase in our working capital deficit was because a large portion of our financing was through the issuance of loans payable and convertible notes payable that were due within one year, which increased our overall working capital deficit.

Cash Flows

	For the Nine Months Ended
	September 30,	September 30,
	2018	2017
Net cash used in operating activities	$(699,257)	$(93,148)
Net cash used in investing activities	-	(3,838)
Net cash provided by financing activities	975,135	127,671
Net increase in cash	$275,878	$30,685

During the nine months ended September 30, 2018, we used $699,257 of cash for operating activities compared to the use of $93,148 of cash for operating activities during the nine months ended September 30, 2017. The increase in the cash used for operating activities was due to the fact that we had more operations in the current year which resulted in an increase in the overall cash used to support our growth and development of our business and objectives.

We did not have any investing activities during the nine months ended September 30, 2018 compared to $3,838 cash used in investing activities during the nine months ended September 30, 2017. The cash used in investing activities was for a loan receivable of $5,000 issued to a related party offset by the cash proceeds of $1,162 received from our acquisition of One Media Enterprises Limited, which was finalized in April 2017.

We received cash of $975,135 from financing activities during the nine months ended September 30, 2018 which included $925,000 from the issuance of convertible notes, $74,000 from the issuance of notes payable and offset by a net repayment of $21,865 for amounts due to the President of our Company and $2,000 repayment to a non-related party loans. During the nine months ended September 30, 2017, we received $127,671 of cash from financing activities, which included $148,248 from the issuance of notes payable, and offset by net repayments of $20,577 to the President of our Company.

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

Recent Accounting Standards

In July 2017, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of July 1, 2018.

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

1.As of September 30, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.As of September 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

10.2	Agreement with E2 performance, dated January 31, 2018 (incorporated by reference to our current report on Form 8-K filed on February 23, 2018)

10.3	Registration Certificate of Technology Export Contract, dated September 9, 2018.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and the Principal Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONELIFE TECHNOLOGIES CORP.

                    (Registrant)

Dated: November 19, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 19, 2018 /s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: November 19, 2018 /s/ John R. Muchnicki

John R. Muchnicki

Chief Financial Officer

(Principal Financial Officer,

Principal Accounting Officer)