Form 10-Q/A
period 2018-09-30
ONELIFE TECHNOLOGIES CORP
filed 2018-11-21
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of OneLife Technologies Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on November 19, 2018 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

ONELIFE TECHNOLOGIES CORP.

                   (Registrant)

Dated: November 20, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 20, 2018 /s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

and Director

(Principal Executive Officer)

Dated: November 20, 2018 /s/ John R. Muchnicki

John R. Muchnicki

Chief Financial Officer

(Principal Financial Officer,

Principal Accounting Officer)