Form 10-KT/A
period 2017-12-31
ONELIFE TECHNOLOGIES CORP
filed 2018-11-27
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T/A

Amendment No. 4

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

EXPLANATORY NOTE

This Amendment No. 4 to the Transition Report on Form 10-KT of OneLife Technologies Corp. (the “Company”) amends the Company’s Transition Report on Form 10-KT for the period ended December 31, 2018, which was filed with the Securities and Exchange Commission on June 25, 2018 (the “Original Filing”). This Amendment No. 4 is being filed solely to address the comments of the Securities and Exchange Commission, in a letter to the Company, dated November 19, 2018, included in Part I, Item 1 and Part II, Items 7 and 10, of this Amendment No. 4.

Except as described above, this Amendment No. 4 does not amend, update, or change any other information contained in the Original Filing, Amendment 1, filed October 18, 2018, or Amendment 2, filed November 7, 2018 or Amendment 3, filed November 8, 2018. For ease of reference, the entire Annual Report on Form 10-K is included with this Amendment No. 4.

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

Strategic Partners

Yinuo:2016 winner of the China Ministry of Science “Entrepreneur of the Year” award. Yinuo is a technology and manufacturing partner, who we have worked with since 2013 to develop OneLife’s current product offering. We had an executed IP Sharing Agreement, which has been replaced by an Asset Purchase Agreement with Yinuo, giving us control over the technology and manufacturing abilities of Yinuo. The Asset Purchase Agreement was filed as an Exhibit to a current report Form 8-K dated August 23, 2018. The IP Sharing Agreement is filed as an Exhibit hereto. Furthermore, we continue to contemplate the acquisition agreement with Yinuo, whereby Yinuo could become a wholly-owned subsidiary of the Company if we determine that such acquisition is in the best interest of our shareholders, after the completion of the asset purchase on August 23, 2018. One of the remaining conditions precedent is the completion of a two-year audit of Yinuo audit. The audit of a Chinese company is time-consuming and costly and OneLife must balance this with limited resources. We cannot guarantee with certainty, at this time, that the planned acquisition of Yinuo will take place. However, the current financial statements are for U.S. activity only. Therefore, should the acquisition of Yinuo not take place or occur later than planned, it will have no effect on the financial statements, as currently disclosed. Furthermore, should the planned acquisition of Yinuo not take place or occur later than planned, it would have no impact on the product offerings of the Company due to the Yinuo asset purchase dated August 23, 2018.

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

Pursuant to the stock purchase agreement with Yinuo’s sole shareholder entered on December 22, 2017, we agreed to issue 40 million common shares, of which 26,500,000 have already been issued pursuant to the Yinuo Asset Purchase Agreement dated August 23, 2018, and pay $500,000 to acquire all of Yinuo’s outstanding shares. We expect to raise the necessary funds to pay Yinuo as discussed above thru equity financing from private placement sales of our equity securities or shareholder loans. The contemplated acquisition of Yinuo could be important to the success of OLMM, as the related technologies to the wearables and the tricorder, which include the methods to monitor psychological and emotional states of the user of these devices, could further become a focus of OLMM’s product offering and were developed by the shareholders and employees of Yinuo. While, as of the date of this filing, OLMM has acquired 100% of Yinuo’s IP in regards the wearables and tricorder, the Company could potentially also benefit from the planned acquisition of Yinuo through its employees, who, we hope, would continue the development of further technology offerings of OLMM. (The acquisition is in process.) Furthermore, Yinuo, with its current position in the Chinese market, may become OLMM’s distribution channel of newly emerging products to the Chinese marketplace.

The Company would ideally like to have a distribution source for its technology in China.  As such, an acquisition of Yinuo, as it is an ongoing Chinese health care business, remains a consideration towards achieving that goal. This acquisition continues to be considered by management.  However, there are several key factors which will delay a final decision.

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

The potential decisions to be made regarding the contemplated acquisition of Yinuo have not and will not affect or impact the Company’s business plan moving forward, as the Company implemented an interim step with Yinuo thru the execution of an Asset Purchase Agreement, dated August 23, 2018, in which the Company acquired the critical wearable and tricorder assets needed for its upcoming product launch. The Company is unsure if the acquisition will have an effect on our financial statements moving forward.

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

ONELIFE TECHNOLOGIES, INC.

(Registrant)

Dated: November 27, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 27, 2018/s/ Robert Wagner

Robert Wagner

President, Chief Executive Officer

And Director

(Principal Executive Officer)

Dated: November 27, 2018/s/ John R. Muchnicki

John R. Muchnicki

Chief Financial Officer

(Principal Financial Officer,

Principal Accounting Officer)