Form 10-K
period 2018-12-31
ONELIFE TECHNOLOGIES CORP
filed 2019-04-17
CIK 1615942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-198068

OneLife Technologies Corp.

(Exact name of registrant as specified in its charter)

Nevada	82-4493020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 Newport Dr. Rolling Meadows, IL	60008	(773) 948-9116
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $2,502,267.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

100,522,340 common shares as of April 15, 2019.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward- looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

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

Patent One

•Received. “ID Design For A Sensor Watch”

•For Enhanced Sensation for the ID and MD

Patent Two

•Submitted And In Process. “A Method of Sensor Watch For Remote Acquisition And Monitoring Of Physiological Signs And States”

•For the system which includes our sensor watch, server and app

Copyright One

•Received. Source Codes And Architecture For Mobile Healthcare Server

Copyright Two

•Received. Source Codes And Architecture For Mobile Healthcare Apps (Smartphone Clients: iOS and Android System)

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

The Company has two main products that includes, or will include, the proprietary, patented (as discussed above), medical grade monitoring and tracking technologies. The two products, as more fully described below, are the “Sensation” and the “Tricorder.” The Sensation, also known as the OnePulse, was granted FCC certification on November, 28, 2018, received PTCRB approval on December 3, 2018 and AT&T Network Compatibility Certification on January 4, 2019 with the new 4G LTE-M model in the United States. With the certifications and approvals completed, the Company will commence the manufacture and distribution of its products. Since 2015, Yinuo has sold over 150,000 2G/3G Sensations in China and Israel. The 3G Sensation is available in any market that supports 3G cellular service. The Tricorder is finished and currently available to be both in the U.S. and outside of the U.S.

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

OneLife believes it will address all of these issues.

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

THE PRODUCTS

OneLife Technologies delivers a health care ecosystem that is optimized to capture data, store or transport it, and assist in the analyzation so that actionable feedback can be provided. And it all starts with the Sensation/OnePulse Untethered! On Guard! Always Connected!

Sensation/OnePulse

The Sensation/OnePulse is a wearable designed for the health and medical markets as its feature set is aimed squarely at users (or the health care providers or family members of users) who want, or need, to track aspects of their physical health (heart rate, activity, sleep patterns, location). Powered by our telco partner, AT&T, and with an AT&T SIM card inside, the Sensation/OnePulse is always connected. Whether the user is in their home, out to dinner at a restaurant, or halfway around the globe, their lifeline to those who care about them is always in place, and their lifestyle is uninterrupted.

The Sensation/OnePulse has been designed with two overriding principals in mind.

Simplicity. The Sensation/OnePulse has been created for a user who:

•Has a health problem,

•Is aging or elderly,

•Has cognitive disabilities, and

•Generally, is not interested in, or is incapable of, fiddling with an electronic device.

Reliability. The Sensation/OnePulse must:

•Deliver continued health monitoring/transmission of data,

•Have an ‘always on’ data stream no matter where the user is or what they are doing,

•Be as bullet-proof in construction as can possibly be made.

In accomplishing these two things, we see some immediate practical applications.

•If a user is elderly and falls, the Sensation/OnePulse immediately dials 911 while also alerting three family members.

•If they’re a cardiac patient and their heart rate climbs too high or low, their physician gets an alert and can call them on the Sensation/OnePulse to check their condition.

•If they suffer from cognitive decline, the Sensation/OnePulse can geofence a user and alert family members should they wander off preset boundaries.

For the medical market, OneLife is working to have the Sensation/OnePulse achieve an FDA approved medical device status. At that point, it can be covered by insurance and possibly a user tax deduction for the numerous, strictly medical scenarios that it can participate in.

It is the Company’s intent to have the Sensation/OnePulse fully FDA approved. Currently, the Sensation/OnePulse has been submitted for FDA clearance.

Tricorder

A physician requires a standard set of ‘vitals’ information from a patient. Because the current state of technology is not sufficient to allow this be achieved with a wearable, OneLife has created the Tricorder. Delivering medical grade information, the Tricorder captures blood pressure, heart rate, ECG/EKG, SpO2, and temperature. Designed for mobility, the $2,000 Tricorder takes the place of current hospital machines with an aggregate value between $4,000 and $8,000, and provides needed portability and simplicity. Finally, the Tricorder comes with a Bluetooth connection that makes communication with the Sensation/OnePulse automatic and easy. As technology becomes reliably created, Tricorder applications will be pushed to the Sensation/OnePulse.

Personal Data Vault

As opposed to today’s method in which various pieces of a person’s health information is being held in disparate systems that do not communicate, OneLife has a different idea. Each user has a data vault which is the central repository of all of their health data. Whether the data is gathered by the Sensation/OnePulse, the Tricorder, a smart weight scale (or other Bluetooth medical devices), a hospital, or a doctor, the vault will be the central depository.

The Company intends to file the Tricorder for FDA approval, following FDA approval of the Sensation/OnePulse. Due to the extremely high legal costs to accomplish this, and that fact that we are a smaller reporting company, we will take small steps forward in the approval process, as funds become available.

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

THE MARKET

There exists today, the opportunity to make an impact in the medical market on a global scale. The Company believes that OneLife’s technology could increase efficiency; decrease costs; allow for meaningful telemedicine to take place; extend ‘aging in place’ time; and, following launch, impact several meaningful health issues in the U.S. and beyond. Finally, in the not-too-distant future, we believe we can impact such world-threatening diseases as Ebola and Zika. This belief is based on the fact that it is not well understood what a human body looks like as it starts to contract a disease such as Ebola or Zika at this time. With the advent of humans wearing sophisticated sensors, monitoring various vitals and activities, it is hopeful that they will be able to detect subtle changes in a user who is at the onset of contracting an illness, such as Ebola or Zika. This is not new science as there are multiple companies working on this type of analysis using all types of sensors from monitors in your home to the sensors in your phone. The Company is working towards the same goal with wearable sensors that could have a better chance of achieving earlier detection.

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

•Mobile Fitness / Health Apps: While our initial App’s purpose will largely be about databasing continual results sent from the Sensation/OnePulse, we next plan to show patterns, and provide suggestions. From here it’s easy to get into more of the ‘fitness’ kind of information.

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

•Patient Engagement: Many healthcare providers we have consulted with are right now crafting ways of staying in contact with their patients through specialized videos and other learning/informational programs. The Sensation/OnePulse is the perfect focal point and can deliver this content providing for more intimate contact. Also through the App, we plan on having direct consultation with your physician and video conferencing over the Sensation/OnePulse.

•Healthcare Mobile Communications and TeleHealth: We do participate in these spaces.

•And finally, in looking towards the future: Genomics: Imagine if we offer a free DNA testing for everyone who purchases a Sensation/OnePulse. That information goes into your health database. We then use this against actual results being sent from the Sensation/OnePulse for ‘big data’ analysis. The potential of what we will learn here is staggering.

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

Target Customers

•Individuals

oWe start here. They may see our advertising or have been recommended by their physician.

•Nursing Homes

oEasily track residents,

oIncrease level of care, and

oReduce personnel costs.

•Hospitals

oEasy ID/tracking of patients, and

oPatient care extends outside of hospital as patient leaves wearing Sensation/OnePulse.

•Anywhere healthcare is provided.

STRATEGY FOR GROWTH

Now that the Sensation/OnePulse has received network certification, we intend to begin by selling hardware (the Sensation/OnePulse and the Tricorder), along with services in those areas where we are strong and can gain immediate revenue streams.

•The “I’ve fallen and can’t get up” customers,

•Heart patient monitoring, and

•Geofencing for users with cognitive decline issues.

From here we intend to move into institutional sales with nursing homes and then hospitals. We currently have several hospitals in que where comprehensive tests can begin. The premise of these tests is to be able to have every patient in the hospital wearing a Sensation/OnePulse. Once a strong presence in the overall medical market is created, OneLife migrates from a model where hardware has been generating a majority of the revenue to a software/recurring revenue model. Here, we can license our software to power wearable devices developed by other electronics manufacturers.

Strategic Partners

Yinuo:

2016 winner of the China Ministry of Science “Entrepreneur of the Year” award. Yinuo is a technology and manufacturing partner, who we have worked with since 2013 to develop OneLife’s current product offering. We had an executed IP Sharing Agreement, which has been replaced by an Asset Purchase Agreement with Yinuo, giving us control over the technology and manufacturing abilities of Yinuo. The Asset Purchase Agreement was filed as an Exhibit to a current report Form 8-K dated August 23, 2018. The IP Sharing Agreement is filed as an Exhibit hereto. Furthermore, we continue to contemplate the acquisition agreement with Yinuo, whereby Yinuo could become a wholly-owned subsidiary of the Company if we determine that such acquisition is in the best interest of our shareholders, after the completion of the asset purchase on August 23, 2018. One of the remaining conditions precedent is the completion of a two-year audit of Yinuo audit. The audit of a Chinese company is time-consuming and costly and OneLife must balance this with limited resources. We cannot guarantee with certainty, at this time, that the planned acquisition of Yinuo will take place. However, the current financial statements are for U.S. activity only. Therefore, should the acquisition of Yinuo not take place or occur later than planned, it will have no effect on the financial statements, as currently disclosed. Furthermore, should the planned acquisition of Yinuo not take place or occur later than planned, it would have no impact on the product offerings of the Company due to the Yinuo asset purchase dated August 23, 2018.

AT&T:

One of the most valuable brands and largest companies in the world, it is with AT&T that OneLife hopes to gain a critical advantage over other players in this market with its mobile connectivity. We have an existing Master Services Agreement with AT&T, which has been previously filed in a current report on Form 8-K, dated December 29, 2017 and received Network Compatibility Certification on January 4, 2019.

CDW:

A primary sales channel for enterprise applications. CDW provides distribution services through its distribution partner A.B. Distribution Inc. Previous 2G/3G models have an approved CDW EDC inventory number and the new 4G LTE-M model is planned to be made available for distribution thru CDW. The Distribution Agreement is executed with CDW’s distribution partner, A.B. Distributing Inc., and dated October 24, 2012.

TiaTech:

A healthcare IT company specializing in building efficient, innovative, patent pending software and hardware solutions to help healthcare providers achieve maximum clinical outcomes. The initial integration of OneLife’s technologies and TiaTech’s technologies (electronic health records system) has been performed in a testing environment in India. Once the new 4G LTE-M Sensation/OnePulse is launched and tested, OneLife intends to continue its relationship with TiaTech, and hopes to enter into a material definitive agreement with TiaTech. This partnership could provide a turn-key mobile electronic health records management, monitoring and analysis system to the rapidly growing middle class of India.

Armor Grid:

A fall detection and geolocation technology company. The Company intends to have Armour Grid’s leading fall-detection technology implemented in the Sensation/OnePulse. While we currently have no formal agreement with Armour Grid, they have informed the Company that they will test their technology on our 4G LTE-M model device. Armour Grid has indicated that we will move to a definitive agreement once their technology proves successful.

Marketing Strategy

Management anticipates that for the first two years of operation, sales will be generated through our Strategic Partners. Our Strategic Partners, have taken on the responsibility for generating these sales to both individuals and institutions.

Monetization Strategy

Initially, sales of the Sensation/OnePulse and Tricorder will drive revenue production. Within a short period of time, service sales will begin to take place and add to revenue production. Services such as 1) fall detection, 2) geofencing, 3) heart monitoring, and 4) health data accounts will account for the initial offerings.

With respect to the hardware, we anticipate that it may be purchased outright, or it may be rented on a periodic basis.

Sales Strategy

Our Strategic Partners have budgeted to use and sell our technology. For the medical markets, now that the Sensation/OnePulse has received network compatibility certification, our technology will be sold by our Strategic Partners national sales force. Our products may be the only wearable medical technology carried by most of our Strategic Partners.

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

Emerging Growth Company Status

We are an “emerging growth company” as defined under the Jumpstart our Business Startups Act (the “JOBS Act”). We expect to remain an “emerging growth company” for up to five years. As an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including, but not limited to:

•not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes- Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “non-accelerated filer”, which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

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

The Sensation/OnePulse has been submitted for FDA clearance and received a response regarding the next steps in an FDA approval process. The Company is now gathering further information to determine the capital needs to complete the next stage of the process. The Company intends to follow with the Tricorder. Due to the extremely high legal costs to accomplish this, and that fact that we are a smaller reporting company, we will take small steps forward as funds become available. Regarding HIPAA, our servers, which will store our users’ data, are located in a Tier 4 secure facility, Tulix, which is fully HIPAA-compliant.

Subsidiaries

The Company has the following wholly-owned subsidiaries: (i) One Media Enterprises Limited, a company incorporated in England and Wales; and (ii) One Media Partners Inc., a company incorporated in the State of Delaware, U.S.A.

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

Item 2. Properties

As of December 31, 2018, our offices are located at 5005 Newport Dr., Rolling Meadows, IL 60008. We believe these facilities are adequate for our current needs. The offices are currently provided to us at no cost by our sole director. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any national exchange. Our common stock is quoted on OTC Grey under the trading symbol “OLMM”. OTC Grey securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Grey securities transactions are conducted through a telephone and computer network connecting dealers. OTC Grey issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports or a current report on Form 8-K.

Equity Compensation Plans

As of December 31, 2018, we do not have any equity compensation plans.

Convertible Securities

As of December 31, 2018, we had 6,000,000 share purchase warrants exercisable into 6,000,000 common shares of the Company at $0.15 per share which start to expire in July 2021. Angelfish Investments Plc holds 200,000 share purchase warrants exercisable at $1.00 per share.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were not complied with.

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2018, the period from May 1, 2017 to December 31, 2017 and the year ended April 30, 2017.

Our operating results for the year ended December 31, 2018, the period from May 1, 2017 to December 31, 2017, and the year ended April 30, 2017 are summarized as follows:

	Year Ended December 31, 2018	From May 1, 2017 to December 31, 2017	Year ended April 30, 2017
Revenues	$-	$-	$-
Operating expenses	7,016,776	197,244	30,501
Other expense	753,449	1,170,679	1,913
Net loss	$(7,770,225)	$(1,367,923)	$(32,414)

Our net loss for the year ended December 31, 2018 was $7,770,225. The net loss mainly includes general and administrative expenses, amortization expense, impairment, and interest expense. The increase in our net loss was due to the fact that we recorded a one-time impairment charge of our intangible assets of $4,975,000, stock-based compensation of $1,050,910 for shares and warrants issued during the year as well as increases in professional fees and consulting fees for the use of consultants as part of our day-to-day business activities, and $223,750 in amortization expense.

Net loss for the period from May 1, 2017 to December 31, 2017 was $1,367,923. On December 3, 2017, the Company entered into a termination agreement with Angelfish Investments Plc (“Angelfish”) that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for the issuance of a $1,000,000 new loan payable, 200,000 common shares of the Company and warrants to purchase 200,000 common shares of the Company. As a result of the termination agreement, the Company recorded a loss on extinguishment of debt of $1,141,175.

Our net loss for the year ended April 30, 2017 was $32,414. We wound down of our previous business during the year ended April 30, 2017.

Liquidity and Capital Resources

Working Capital

As at December 31, 2018, we had cash of $45,921 compared to cash of $4,910 at December 31, 2017. The increase in cash is due to the net proceeds received from the issuance of convertible notes during the year that were unspent as at December 31, 2018.

We had current liabilities of $3,134,766 as at December 31, 2018 compared with current liabilities of $1,764,857 as at December 31, 2017. The increase in current liabilities was due to an increase in accounts payable and accrued liabilities of $131,621 due to timing differences on payment of outstanding obligations, an increase of $175,333 in related and non-related loans payable due to additional loans issued during the year, and an increase in the carrying value of convertible notes of $555,890, which is due to the issuance of $778,000 of face value of convertible notes during the year offset by an unamortized discount of $222,110 as at December 31, 2018. We also recorded derivative liability of $535,930 which is the fair value of the beneficial conversion feature of the convertible notes that were issued and outstanding as at December 31, 2018.

We had a working capital deficit of $3,088,845 as at December 31, 2018 compared to a working capital deficit of $1,759,947 as at December 31, 2017. The increase in the working capital deficit was due to the issuance of convertible notes during the year that were used to finance the day-to-day operations of our company, which increased the overall working capital deficit.

Cash Flows

	Year Ended December 31, 2018	From May1, 2017 to December 31, 2017	Year ended April 30, 2017
Net cash used in operating activities	$(772,124)	$(107,193)	$(36,877)
Net cash provided by investing activities	-	-	1,162
Net cash provided by financing activities	813,135	99,055	48,027
Increase (decrease) in cash	$41,011	$(8,138)	$12,312

Operating Activities

During the year ended December 31, 2018, we used $772,124 of cash for operating activities compared to $107,193 for the period from May 1, 2017 to December 31, 2017 and $36,877 for the year ended April 30, 2017. The increase in the cash used for operating activities was due to an increase in overall operating activity during the year and was a result of an increase in the amount of cash received from financing activities which gave us additional cash proceeds to utilize for our operating needs.

Investing Activities

During the year ended April 30, 2017, we received $1,162 relating to our acquisition of One Media Enterprises and One Media Partners as part of the acquisition agreement. We did not have any investing activities during the year ended December 31, 2018 and the period from May 1, 2017 to December 31, 2017.

Financing Activities

During the year ended December 31, 2018, we received $813,135 of cash from financing activities compared to $99,055 received for the period from May 1, 2017 to December 31, 2017. The increase in the cash from financing activities was due to $925,000 received from convertible debentures offset by repayments of $150,000 on convertible debentures and $23,500 on a related party convertible debenture. We also received $74,000 from the issuance of loans payable offset by repayments of $7,000 on related and unrelated loans payable. Furthermore, we received $86,135 from related parties offset by repayments of $91,500 to related parties. For the period from May 1, 2017 to December 31, 2017, we received $139,699 from notes and loans payable offset by repayments to related party advances of $40,644. For the year ended April 30, 2017, we received $48,027 from issuance of loan payable.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2018, our company has a working capital deficit of $3,088,845 and an accumulated deficit of $9,267,487. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Plan of Operation

Estimated Expenses for the Next Twelve Months

In order to fully carry out our business plan, we need additional financing of approximately $2.5 million for the next 12 months. If we are not able to raise any more funds, to develop our business plan, we may not be able to do so, or even keep in compliance with our reporting obligations. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Pursuant to the stock purchase agreement with Yinuo’s sole shareholder entered on December 22, 2017, we agreed to issue 40 million common shares, of which 26,500,000 have already been issued pursuant to the Yinuo Asset Purchase Agreement dated August 23, 2018, and pay $500,000 to acquire all of Yinuo’s outstanding shares. We expect to raise the necessary funds to pay Yinuo as discussed above thru equity financing from private placement sales of our equity securities or shareholder loans. The contemplated acquisition of Yinuo could be important to the success of the Company, as the related technologies to the wearables and the tricorder, which include the methods to monitor psychological and emotional states of the user of these devices, could further become a focus of the Company’s product offering and were developed by the shareholders and employees of Yinuo. While, as of the date of this filing, the Company has acquired 100% of Yinuo’s IP in regards the wearables and tricorder, the Company could potentially also benefit from the planned acquisition of Yinuo through its employees, who, we hope, would continue the development of further technology offerings of the Company. (The acquisition is in process.) Furthermore, Yinuo, with its current position in the Chinese market, may become the Company’s distribution channel of newly emerging products to the Chinese marketplace.

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

The aforementioned intangible assets were acquired free of any liabilities or limitations, pursuant to the Asset Purchase Agreement, by and between Yinuo Technologies LTD and OneLife Technologies Corp., dated August 23, 2018, which was filed with the current report on Form 8-K on August 28, 2018. The intellectual property and intangible assets are to be used in the manufacturing of the Sensation/OnePulse and the Tricorder, the hub of the Company’s technology offerings. We outsource our manufacturing and plan to sell these products through the distribution channels that we are putting in place.

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

Recent Accounting Standards

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

ONELIFE TECHNOLOGIES INC.

Consolidated Financial Statements

As of December 31, 2018 and 2017 and

For the Year Ended December 31, 2018, the Period from May 1, 2017 to December 31, 2017 and the Year Ended April 30, 2017

Reports of Independent Registered Public Accounting Firms F-1

Consolidated Balance SheetsF-3

Consolidated Statements of OperationsF-4

Consolidated Statements of Stockholder’s Deficit F-5

Consolidated Statements of Cash FlowsF-6

Notes to the Consolidated Financial StatementsF-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

OneLife Technologies Corp.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OneLife Technologies Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has suffered recurring losses from operations, has not yet generated any revenue from operations since inception and has defaulted on certain notes payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2014.

Houston, Texas

April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

OneLife Technologies Corp.

(formerly Oculus Inc.)

Rolling Meadows, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OneLife Technologies Corp. (formerly Oculus Inc., the "Company") as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from May 1, 2017 to December 31, 2017 and the year ended April 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from May 1, 2017 to December 31, 2017 and the year ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

www.gbhcpas.com

Houston, Texas

June 25, 2018

ONELIFE TECHNOLOGIES INC.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(Expressed in US dollars)

	December 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$45,921	$4,910
Total current assets	45,921	4,910

Intangible assets, net	1,706,798	280,548
Total assets	$1,752,719	$285,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$202,466	$70,845
Advances from related parties	35,428	40,793
Loans payable	1,029,920	849,587
Loans payable – related party	6,880	11,880
Notes payable	561,752	561,752
Convertible debentures, net of unamortized discount of $222,110 and $nil, respectively	585,890	30,000
Convertible debenture – related party	176,500	200,000
Derivative liability	535,930	–

Total current liabilities	3,134,766	1,764,857

Loans payable, non-current portion	225,000	333,333

Total liabilities	3,359,766	2,098,190

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 100,000,000 preferred shares, par value of $0.00001 per share, 5,000,000 and 5,000,000 shares issued and outstanding	50	50
Common stock
Authorized: 500,000,000 common shares, par value of $0.00001 per share, 90,272,340 and 62,735,340 shares issued and outstanding	902	627
Additional paid-in capital	7,648,309	(754,147)
Common stock issuable	11,179	438,000
Accumulated deficit	(9,267,487)	(1,497,262)

Total stockholders’ deficit	(1,607,047)	(1,812,732)

Total liabilities and stockholders’ deficit	$1,752,719	$285,458

(The accompanying notes are an integral part of these consolidated financial statements.)

ONELIFE TECHNOLOGIES INC.

Consolidated Statements of Operations

For the Year Ended December 31, 2018, the Period from May 1, 2017 to December 31, 2017 and the Year Ended April 30, 2017

(Expressed in US dollars)

	Year ended December 31, 2018	From May 1 to December 31, 2017	Year ended April 30, 2017

Operating Expenses
Amortization expense	$223,750	$66,667	$–
General and administrative	1,818,026	130,577	30,501
Impairment of intangible assets	4,975,000	–	–

Total operating expenses	7,016,776	197,244	30,501

Operating loss	(7,016,776)	(197,244)	(30,501)

Other Income (Expenses)
Interest expense	(817,013)	(24,325)	(3,444)
Fair value of derivative liability in excess of convertible note payable	(449,750)	–	–
Change in fair value of derivative	239,980	–	–
Gain (loss) on extinguishment of debt	273,334	(1,141,175)	–
Gain on forgiveness of debt	–	–	1,531
Foreign exchange loss	–	(5,179)	–

Total Other Income (Expenses)	(753,449)	(1,170,679)	(1,913)

Net Loss	$(7,770,225)	$(1,367,923)	$(32,414)

Loss Per Common Share, Basic and Diluted	$(0.11)	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	73,385,288	89,306,769	92,735,340

(The accompanying notes are an integral part of these consolidated financial statements.)

ONELIFE TECHNOLOGIES INC.

Consolidated Statements of Stockholder’s Deficit

For the Year Ended December 31, 2018, the Period from May 1, 2017 to December 31, 2017 and the Year Ended April 30, 2017

(Expressed in US dollars)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated
	Shares	Par Value	Shares	Par Value	Capital*	Issuable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – May 1, 2016	–	–	92,735,340	927	40,176	–	(96,925)	(55,822)

Acquisition of One Media Enterprises Limited*	–	–	–	–	(1,205,738)	–	–	(1,205,738)

Net loss	–	–	–	–	–	–	(32,414)	(32,414)

Balance – April 30, 2017	–	–	92,735,340	927	(1,165,562)	–	(129,339)	(1,293,974)

Recapitalization transactions:

Cancellation of common shares	–	–	(70,000,000)	(700)	700	–	–	–

Issuance of shares to acquire One Media Enterprises Limited	5,000,000	50	40,000,000	400	(450)	–	–	–

Issuance of shares to settle debt	–	–	–	–	411,165	438,000	–	849,165

Net loss	–	–	–	–	–	–	(1,367,923)	(1,367,923)

Balance – December 31, 2017	5,000,000	50	62,735,340	627	(754,147)	438,000	(1,497,262)	(1,812,732)

Issuance of shares for services	–	–	587,000	6	151,532	11,179	–	162,717

Issuance of shares to settle debt	–	–	200,000	2	437,998	(438,000)	–	–

Issuance of commitment shares	–	–	250,000	2	4,998	–	–	5,000

Beneficial conversion feature	–	–	–	–	300,000	–	–	300,000

Fair value of warrants issued for services	–	–	–	–	883,193	–	–	883,193

Issuance of shares pursuant to asset purchase agreement	–	–	26,500,000	265	6,624,735	–	–	6,625,000

Net loss	–	–	–	–	–	–	(7,770,225)	(7,770,225)

Balance – December 31, 2018	5,000,000	50	90,272,340	902	7,648,309	11,179	(9,267,487)	(1,607,047)

*Financial information has been retrospectively adjusted for the acquisition of One Media Enterprises Limited and its subsidiary.

(The accompanying notes are an integral part of these consolidated financial statements.)

ONELIFE TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2018, the Period from May 1, 2017 to December 31, 2017 and the Year Ended April 30, 2017

(Expressed in US dollars)

	Year ended December 31, 2018	From May 1 to December 31, 2017	Year Ended April 30, 2017

Cash flows from operating activities:
Net loss	$(7,770,225)	$(1,367,923)	$(32,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	223,750	66,667	–
Amortization of debt discount	680,384	–	–
Impairment of intangible assets	4,975,000	–	–
Change in fair value of derivative liabilities	(239,980)	–	–
Fair value of derivative liability in excess of note	449,750	–	–
Loss (gain) on extinguishment of debt	(273,334)	1,141,175	–
Gain on forgiveness of debt	–	–	(1,531)
Stock-based compensation	1,050,910	–	–
Changes in operating assets and liabilities:
Amounts receivable – related party	–	5,000	(5,000)
Accounts payable and accrued liabilities	131,621	47,888	2,068
Net cash used in operating activities	(772,124)	(107,193)	(36,877)

Cash flows from investing activities:
Cash acquired from acquisition of OMP/OME	–	–	1,162
.Net cash provided by investing activities	–	–	1,162

Cash flows from financing activities:
Proceeds from convertible debentures	925,000	–	–
Repayment on convertible debentures	(150,000)	–	–
Repayment on convertible debentures – related party	(23,500)	–	–
Proceeds from notes payable	–	35,729	–
Proceeds from loans payable	74,000	103,970	48,027
Repayment on loans payable	(2,000)	–	–
Repayment on loans payable – related party	(5,000)	–	–
Proceeds from related parties’ advances	86,135	–	–
Repayments on related parties’ advances	(91,500)	(40,644)	–
Net cash provided by financing activities	813,135	99,055	48,027

Increase (decrease) in Cash	41,011	(8,138)	12,312
Cash – Beginning of Period	4,910	13,048	736
Cash – End of Period	$45,921	$4,910	$13,048

Supplemental Disclosures
Interest paid	$–	$–	$–
Income tax paid	–	–	–
Non-cash investing and financing activities:
Derivative discount from conversion features of convertible note	599,494	–	–
Beneficial conversion feature	300,000	–	–
Issuance of shares for acquisition of intangible assets	6,625,000	–	–
Fair value of common share grant and warrants for extinguishment of debt	–	849,165	–
Issuance of shares for common stock issuable	438,000	–	–

(The accompanying notes are an integral part of these consolidated financial statements.)

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

1. Nature of Operations and Continuance of Business

OneLife Technologies Corp. (formerly Oculus Inc.) (the “Company”) was incorporated in the State of Nevada on January 9, 2014. The Company was in the business of selling and providing services for GPS tracking devices which would be marketed in the United States, Canada and Europe.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2018, the Company has not recognized any revenue, has a working capital deficit of $3,088,845, has an accumulated deficit of $9,267,487 and has defaulted on certain notes payable. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

c)Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2018 and 2017, the Company had cash on hand in the amount of $45,921 and $4,910, respectively.

d) Embedded Conversion Feature

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

e)Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2018 and 2017, the Company potentially dilutive shares have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive. Details of the potentially dilutive shares are as follows:

	December 31, 2018	December 31, 2017
Convertible notes payable	12,877,069	-
Warrants	6,200,000	200,000
Common stock issuable	40,000	-
Total	19,117,069	200,000

f)Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are comprised of intellectual property developed by Yinuo, a non-related party, with a useful life of five years. During the year ended December 31, 2018, the period from May 1, 2017 to December 31, 2017 and the year ended April 30, 2017, the Company incurred amortization expense of $223,750, $66,667 and $nil, respectively.

g)Long-lived Assets

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

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

j)Reclassification

Certain prior year balances have been reclassified to conform with current period presentation.

k)Recent Accounting Pronouncements

In February 2016, Topic 842, Leases (“Topic 842”) was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous US GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous US GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Intangible Assets

Intangible assets consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cost	$7,125,000	$500,000
Accumulated amortization	(443,202)	(219,452)
Impairment	(4,975,000)	–

Intangible assets, net	1,706,798	280,548

On October 22, 2015, the Company entered into an investment agreement with Shenzhen Yinuo Technologies Ltd. (“Yinuo”), a China company, where the Company acquired a 50% ownership of all intellectual property developed by Yinuo in exchange for $500,000 which was settled through the issuance of a promissory note. On August 23, 2018, pursuant to an Asset Purchase Agreement with Yinuo Technologies LTD, the Company acquired intangible assets with a fair value of $1,650,000 by issuing 26,500,000 common shares with a fair value of $6,625,000, resulting in an impairment loss of $4,975,000 which was reflected on the consolidated statement of operations.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

4. Related Party Transactions

(a)As at December 31, 2018 and 2017, the Company was owed an aggregate of $5,428 and $40,793, respectively, to the CEO and Director of the Company.

(b) As at December 31, 2018 and 2017, the Company was owed $176,500 and $200,000 convertible loan, respectively, to the CEO and Director of the Company. See Note 7.

(c)As at December 31, 2018 and 2017, the Company owes $6,880 and $11,880 of loans payable, respectively, to the Chief Financial Officer (“CFO”) of the Company which is unsecured, non-interest bearing, and due on demand.

(d)As at December 31, 2018 and 2017, the Company owes $30,000 and $nil, respectively, to the CFO of the Company which is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2018, the period from May 1, 2017 to December 31, 2017 and the year ended April 30, 2017, the Company incurred $30,000, $nil and $nil, respectively, of consulting expense to the CFO of the Company.

(e)During the year ended December 31, 2018, the period from May 1, 2017 to December 31, 2017 and the year ended April 30, 2017, the Company incurred $512,500, $nil and $nil of consulting expense to a company controlled by a significant shareholder of the Company.

5. Loans Payable and Loans Payable – Related Party

At December 31, 2018 and 2017, the Company owed $1,261,800 and $1,194,800, respectively, of loans payable to various investors for financing the Company’s operations. These amounts include $6,880 and $11,880 payable to the Company’s CFO as of December 31, 2018 and 2017, respectively.

The loans payable include $1,000,000 payable to Angelfish Investments Plc (“Angelfish”), a third party. The amounts owing are secured by the assets of the Company. On December 3, 2017, the Company entered into a termination agreement with Angelfish that resulted in the settlement of $466,044 of notes payable and $241,946 of accrued interest and management fees in exchange for $1,000,000 of new loan payable, and the issuance of 200,000 common shares of the Company with a fair value of $438,000 and warrants to purchase an additional 200,000 common shares of the Company with a fair value of $411,165. The loan payable bears no interest. If any amounts due are not paid pursuant to the agreement, all outstanding balance bears interest thereafter at an annual rate of 12%. On October 1, 2018, the Company entered into an amended termination agreement with Angelfish. $775,000 of the loan is due within twelve months and the remaining is due after twelve months pursuant to the amended agreement. As part of the loan settlement, the Company recorded a loss on extinguishment of debt of $1,141,175 during the year ended December 31, 2017. As at December 31, 2018 and 2017, the $1,000,000 loans payable to Angelfish remained outstanding.

Except for the loans payable to Angelfish, all other loans payable are unsecured, non-interest bearing, and due on demand.

6. Notes Payable

(a)On March 15, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $25,000. On March 30, 2017, the loan was amended to increase the principal amount up to $90,000 and extend the payable date to December 31, 2017. As at December 31, 2018 and 2017, the outstanding balance of the note was $56,157. This note is currently in default.

(b)On March 15, 2017, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8.5% per annum and payable on December 31, 2017. As of December 31, 2018, and 2017, the outstanding principal balance was $5,595 and is currently in default.

(c)Since 2014, the Company issued Angelfish various notes that were due on demand. During the period from May 1, 2017 to December 31, 2017, notes with a total principal amount of $35,729 were issued. On December 3, 2017, all notes payable and related accrued interest was settled. See Note 5.

(d)On December 29, 2015, the Company issued Yinuo a note of $500,000 to acquire intangible assets. The note is unsecured, non-interest bearing, and is due on demand. As at December 31, 2018 and 2017, the outstanding balance of the note was $500,000.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

7. Convertible Notes Payable and Convertible Notes Payable – Related Parties

(a)In March 2015, OMP entered into a convertible note agreement of $200,000 with the CFO of the Company. The note was unsecured, and subsequently amended, upon mutual agreement between the CFO and the Company, to become due on demand and non-interest bearing. The notes conversion terms are as follows: (i) outstanding principal of $60,000 is convertible into OMP’s shares representing 5% of OMP (ii) outstanding principal of $140,000 is convertible into OMP’s shares representing 10% of OMP. On August 15, 2018, pursuant to an assignment agreement, the note balance of $176,500 was assigned to the Chief Executive Officer and Director of the Company in exchange for 6,000,000 shares of common stock that was held by the Chief Executive Officer and Director of the Company. As at December 31, 2018 and 2017, the outstanding balance of this convertible note was $176,500 and $200,000, respectively.

(b) In March 2016, the OMP entered into a convertible note agreement in the principal amount of $20,000 with a third party. The amount is unsecured, bears interest at 30% per annum, and was due on March 3, 2018. The principal amount and accrued interest would be automatically converted into OMP’s common shares at a rate of 50% of the market price of the OMP’s common shares upon the completion of an initial public offering (“IPO”) of OMP’s common shares or other common qualified financing prior to March 3, 2018. OMP did not have an IPO or qualified financing event prior to nonpayment and continues to accrue interest at 15% per annum.

(c)In August 2016, OMP entered into a convertible note agreement in the principal amount of $10,000 with a third party. The amount is unsecured, bears interest at 15% per annum, and is due on August 12, 2018. The principal amount and accrued interest shall be automatically converted into OMP’s common shares at a rate of 50% of the market price of OMP’s common shares upon the completion of an IPO or other qualified financing.

(d)On February 27, 2018, the Company issued a convertible note to a third party for $153,000. The promissory note is unsecured, bears interest of 14% per annum, and is due on May 27, 2019. The note is convertible into common shares of the Company at 55% of the average two lowest trading prices in the 15 trading days preceding the notice of conversion. As at December 31, 2018, the outstanding principal of the note was $153,000 and the unamortized discount was $100,771.

(e)On May 6, 2018, the Company issued a convertible loan agreement a non-related party for proceeds of $100,000. The loan bears no interest and is due on December 31, 2018. The note is convertible at a 25% discount to the average trading price for the last 20 days prior to the date of conversion.

(f)On May 11, 2018, the Company entered into a convertible promissory note agreement with a third party for proceeds of $100,000. The amount is unsecured, non-interest bearing and due on December 31, 2018. The note is convertible at a 25% discount to the average trading price for the last 20 days prior to the date of conversion.

(g)On June 12, 2018, the Company entered into a convertible promissory note agreement with a non-related party for proceeds of $100,000. The amount is unsecured, non-interest bearing and due on December 31, 2018, and is convertible into common shares at $0.08 per share. The Company recorded debt discount of $75,000 for a beneficial conversion feature.

(h)On July 26, 2018, the Company issued a convertible loan agreement to a third party for $100,000. The loan bears no interest is due on December 31, 2018, and is convertible into common shares at a 25% discount to the average trading price for the last 20 days preceding the conversion date.

(i)On August 24, 2018, the Company entered into a convertible promissory note agreement with a non-related party for proceeds of $225,000. The loan bears no interest, is due on May 30, 2019, and is convertible into common shares at $0.10 per share. The Company recorded debt discount of $225,000 for a beneficial conversion feature. As at December 31, 2018, the outstanding principal of the note is $225,000 and the unamortized discount on the note is $121,339.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

7. Convertible Notes Payable (continued)

(j)On September 21, 2018, the Company entered into a convertible note agreement with a non-related party for proceeds of $153,000, net of an original issuance discount of $3,000 which was capitalized and amortized over the period of the convertible debenture. The promissory note is unsecured, bears interest at 10% per annum, and is due on September 21, 2019. The note is convertible into common shares of the Company at 65% of the average of the two lowest trading prices in the 15 days preceding the notice of conversion.

(k)On October 15, 2018, the Company returned $150,000 as part of the cancellation of the September 21, 2018 convertible note payable.

The embedded conversion feature for the convertible notes noted in Note 7(d), (e), (f), (h) and (j) qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $599,494 principal balance. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value.

8. Derivative Liability

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

As at December 31, 2018, the Company had a derivative liability of $535,930.

Balance, December 31, 2017	$–
Derivative liability on inception	1,049,244
Repayment of note	(273,334)
Change in fair value	(239,980)

Balance, December 31, 2018	$535,930

The derivatives were valued using a binominal model. The following inputs and assumptions were used to value the derivatives outstanding during the year ended December 31, 2018:

	Expected Volatility (1)	Risk-free Interest Rate (2)	Expected Dividend Yield (3)	Expected Life (in years)
February 27, 2018 convertible debenture:
As at February 27, 2018 (date of issuance)	471%	2.08%	0%	1.25
As at December 31, 2018 (mark-to-market)	482%	2.56%	0%	0.41

May 6, 2018 convertible debenture
As at May 6, 2018 (date of issuance)	315%	2.03%	0%	0.65
As at December 31, 2018 (mark-to-market)	383%	2.63%	0%	0.05

May 11, 2018 convertible debenture
As at May 11, 2018 (date of issuance)	320%	2.06%	0%	0.64
As at December 31, 2018 (mark-to-market)	383%	2.63%	0%	0.05

July 26, 2018 convertible debenture
As at July 26, 2018 (date of issuance)	364%	2.19%	0%	0.43
As at December 31, 2018 (mark-to-market)	383%	2.63%	0%	0.05

September 21, 2018 convertible debenture
As at September 21, 2018 (date of issuance)	291%	2.36%	0%	1.00
As at October 15, 2018 (mark-to-market on repayment day)	383%	2.70%	0%	0.93

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

8. Derivative Liability (continued)

(1)The volatility was estimated using the historical volatility of the Company’s common stock.

(2)The risk-free interest rate was determined by the Company using the Treasury Bill rate as of the respective measurement date.

(3)Management does not expect to pay dividends for the foreseeable future.

9. Commitments and Contingencies

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

On March 1, 2018, the Company entered into a consulting agreement with Anthony Driscoll (“Driscoll”) where the Company agreed to issue 75,000 fully vested shares to Driscoll on the date of the agreement and Driscoll agreed to be the Company’s Chief Marketing Officer. The Company also agreed to issue 5,000 shares per month beginning March 1, 2018 for six months for Driscoll’s services. The agreement will automatically renew for a 6-month period until termination. The Company also agreed to issue Driscoll equity securities with a value of 3% of the funds the Company receives. During the year ended December 31, 2018, the Company issued 100,000 common shares to Driscoll pursuant to the agreement. At December 31, 2018, 25,000 common shares were issuable pursuant to the agreement. Stock-based compensation of $117,500 was recorded based on the fair value of the 125,000 common shares based on the market price of the Company’s common shares on the date of issuance.

On March 17, 2018, the Company entered into an agreement with National Securities whereby National Securities agreed to provide financial advisory services to the Company for one year. Pursuant to the agreement, the Company paid a $5,000 non-refundable fee in May 2018 and issued 375,000 common shares in April 2018. The shares had a fair value of $30,000 calculated based on the market price of the Company’s common shares on the date of issuance. National will be paid a cash fee for a certain percentage of the total amount received by the Company upon sales of the Company's securities. National Securities will also receive warrants to purchase 8% of shares of securities issued in a private placement during the term of this agreement.

10. Shareholders’ Equity

Year ended December 31, 2018

(a)In March 2018, the Company issued 250,000 common shares to a convertible note holder with a fair value of $5,000 pursuant to a security purchase agreement entered on February 7, 2018. Pursuant to the security purchase agreement, the Company has reserved 22,500,000 common shares for future issuance to certain registration rights.

(b)In April 2018, the Company issued 375,000 common shares to a non-related party pursuant to the service agreement dated March 17, 2018. Refer to Note 9.

(c)On August 16, 2018, the Company issued 200,000 common shares to Angelfish with a fair value of $438,000 as part of the termination agreement signed in December 2017.

(d) On August 16, 2018, the Company issued 100,000 common shares with a fair value of $110,075 as part of the consulting agreement as noted in Note 9. As of December 31, 2018, the Company is due to issue an additional 25,000 common shares with a fair value of $7,425. During the year ended December 31, 2018, the Company recorded $117,500 of consulting expense as part of the consulting agreement. Refer to Note 9.

(e)On August 16, 2018, the Company issued 112,000 common shares with a fair value of $11,463 for consulting services to a third party.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

10. Shareholders’ Equity – continued

(f)On August 16, 2018, the Company issued 26,500,000 common shares with a fair value of $6,625,000 for the acquisition of intangible assets pursuant to an asset purchase agreement. Refer to Note 3. From May 1, 2017 to December 31, 2017

(g)On December 4, 2017, the Company cancelled 70,000,000 shares of common stock and issued 5,000,000 shares of preferred stock and 40,000,000 shares of common stock of the Company pursuant to an agreement to acquire OME.

(h)On December 3, 2017, the Company entered into an initial termination agreement with Angelfish with respect to outstanding payable, see Note 5. As part of the termination agreement, the Company issued 200,000 common shares with a fair value of $438,000 in 2018.

11. Share Purchase Warrants

On July 24, 2018, the Company entered into a consulting agreement with Glaser Partners LLC whereby Glaser Partners agreed to provide consulting services to assist the Company in the growth of its business for one year. Pursuant to the agreement, the Company issued 5,000,000 share purchase warrants exercisable into 5,000,000 shares of common stock of the Company at an exercise price of $0.15 per share for a period of three years. The fair value of the share purchase warrants was $723,540 calculated using the Black-Scholes option pricing model assuming volatility of 356%, risk free rate of 2.74%, expected life of 3 years, and no expected dividends. On August 22, 2018, pursuant to the agreement, the Company issued an additional 1,000,000 share purchase warrants exercisable into 1,000,000 shares of common stock of the Company at an exercise price of $0.15 per share for a period of three years. The fair value of the share purchase warrants was $159,653 calculated using the Black-Scholes option pricing model assuming volatility of 352%, risk free rate of 2.65%, expected life of 3 years, and no expected dividends.

The agreement includes an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrants (“down round provision”). The warrant holders have agreed to waive a reduction of the exercise price triggered by the issuance of notes on August 24, 2018 and September 21, 2018. As of July 1, 2018, the Company early adopted ASU 2017-11, which provides a new guidance for instruments with down-round provisions. As such, the Company treats outstanding warrants as freestanding equity-linked instruments that are recorded to equity.

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

Below is a summary of the warrant activities:

	Number of warrants	Weighted average exercise price $
Balance, May 1, 2017	-	-
Issued	200,000	1.00
Balance, December 31, 2017	200,000	1.00
Issued	6,000,000	0.15
Balance, December 31, 2018	6,200,000	0.18

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

12. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% and the United Kingdom federal tax rate of 17% to net loss before income taxes for the years ended December 31, 2018 and 2017 as a result of the following:

	Year ended December 31, 2018	From May 1 to December 31, 2017	Year ended April 30, 2017
Computed expected tax recovery	$1,631,747	$478,773	$11,345
Permanent differences and other	(1,031,402)	–	–
Foreign tax rate differential	(4,020)	(61,611)	–
Tax rate change and others	–	(117,225)	–
Shares and warrants granted to settle debt	–	(297,201)	–
Net operating loss acquired from acquisition	–	–	271,106
Change in valuation allowance	(596,325)	(2,736)	(282,451)
Income tax provision	$–	$–	$–

The significant components of deferred income tax assets and liabilities as at December 31, 2018 and 2017 after applying enacted corporate income tax rates are as follows:

	2018	2017
Net operating losses carried forward	$926,781	$330,456

Valuation allowance	(926,781)	(330,456)

Net deferred tax asset	$–	$–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of all of its federal net operating loss carry forward is limited by Section 382. All of net operating loss carry forwards as of December 31, 2018, are subject to the limitations under Section 382 of the Internal Revenue Code. Federal net operating loss carry forwards for years prior to 2018 will expire, if unused, between 2033and 2037. NOL’s generated in 2018 will carry forward indefinitely.

ONELIFE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

12. Income Taxes - continued

The Company files income tax returns in the U.S. federal and various state jurisdictions. As of December 31, 2018, and 2017, the Company has federal and state net operating loss carryforwards each of approximately $3.4 million and $0.8 million, respectively.

As of December 31, 2018, and 2017, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax-related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2018, and 2017. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

13. Subsequent Events

On January 16, 2019, the Company issued 250,000 common shares to Angelfish with a fair value of $15,000 in lieu of principal payment of $25,000 pursuant to the amended termination agreement entered on October 1, 2018.

On March 14, 2019, the Company entered into a move forward agreement with three convertible note holders to amend an aggregate amount of $400,000 due on December 31, 2018. Pursuant to the agreement, the Company agreed to pay the unpaid principal on or before March 15, 2019 and issued 10,000,000 shares of common stock to the holders. The Company agreed to issue additional 5 million shares, respectively, in the event of strategic event occurs or a new Form 15c2-11 is filed and approved by Financial Industry Regulatory Authority (“FINRA”). The notes are currently in default and have not been paid.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weaknesses.

1.As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position held with the Company
Robert Wagner	47	President and Chief Executive Officer
John Muchnicki	64	Chief Operating Officer and Chief Financial Officer

Robert J. Wagner, Chief Executive Officer, President, Treasurer and Secretary

Robert J. Wagner is the Founder, Director and CEO of One Media Enterprises Limited from 2012-Present. As the founder of the Company, Mr. Wagner has been responsible for all aspects of business startup; including, facilitated manufacturing relationships in China for product production and quality control; Developed partnerships with global product and support companies; Established relationships with distribution outlets to confirm product sales viability and pricing strategies; Created strategic partnerships with other product companies to strengthen company’s product offering to its target industries. Chief Operating Officer, Director from 2008- 2011 of We-R-You Corporation (formerly Textechnologies, Inc.) We-R-You was a next generation secure and private social networking portal converged with online photo and video albums, a music library, a personal, private and secure remote hard drive ("cloud drive"), integrated SMS, IM, Email and VoIP, significant security enhancements above using the "public internet" and many more productivity tools. Responsible for designing the architecture for an acquisition of the We-R-You social networking technologies. Created and implemented the convergence plan between iMAN’s mobile technologies and We-R-You’s social network technologies resulting in a new product focus for the Company. Developed the revenue model for both the mobile and social networking technologies. Successfully targeted, approached and launched beta customers for both the Company’s mobile and social networking technologies. Facilitated the communication between IT, marketing, sales and Corporate to create a dynamic product launch for a Global Tradeshow for the Company’s new product offering. Mr. Wagner received a degree of B.S., Business Operations, Magna Cum Laude, from DeVry Institute of Technology, Lombard, IL in 1992.

John R. Muchnicki, Chief Operating Officer and the Chief Financial Officer

Mr. Muchnicki brings more than 25 years of experience in global business development, strategic financial planning and thought- leadership. Prior to his relationship with OneLife Technologies, from 2009-2014 John was President of Langenscheidt Publishing Group Inc., a $55 million publishing firm, a German-owned U.S. affiliate. From 2001-2009, he was Chief Operating Officer with Intellian Capital Advisors, a merchant banking firm, where he raised over $77 million on behalf of its clients, assisted in the market launch of several start-up companies, and acted as interim CEO, COO and CFO for several of its portfolio clients. From 1991 through 2000, Muchnicki was responsible for six successful turnarounds with companies operating in the medical data and scientific information industries. In particular, at Scientific America, he launched the first professional CD-ROM and in partnership with two hospital software companies, created the first in-hospital medical database for doctors to help with the diagnosis and treatment of patients. Mr. Muchnicki received his MBA from Columbia University in 1995, and BA cum laude, English/Theatre, Kean University in 1978.

Conflicts of Interest

We believe that our directors who are also officers may be subject to conflicts of interest. The conflicts of interest arise from a conflict of duties and also being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the period from January 9, 2014 to December 31, 2018:

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

ITEM 11. Executive Compensation Summary Compensation Table

Name and Principal Position	Period	Salary	Total
Robert Wagner, Chief Executive Officer (1)	Year ended December 31, 2018 Year ended December 31, 2017	$0.00 $0.00	$0.00 $0.00
John Muchnicki, Chief Financial Officer (2)	Year ended December 31, 2018	$0.00	$0.00
Leon Henry, Former Chief Executive Officer (3)	Year ended December 31, 2017	$0.00	$0.00

(1) Mr. Wagner was appointed to the position effective April 21, 2017.

(2) Mr. Muchnicki was appointed to the position effective March 19, 2018

(3) Mr. Henry resigned from all positions with the Company effective as of April 21, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2019, the total number of shares owned beneficially our director, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and address of beneficial owner	Number of Shares of Common Stock and Preferred Stock Beneficially Owned	Percentage of Ownership
Robert Wagner 5005 Newport Dr., Rolling Meadows, IL 60008	32,722,500	32.5%
John Muchnicki 5005 Newport Dr., Rolling Meadows, IL 60008	6,000,000	6.0%
Fang Sun (2) Tom Glaser (3) Directors and Executive Officers as a Group (2 persons)	22,340,000 10,000,000 38,722,500	22.22% 9.95% 38.5%
All other 5% holders	(32,340,000)	(32.17)%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 27, 2019. As of March 27, 2019, there were 100,522,340 shares of our company’s common stock issued and outstanding.

(2) 16 Fernway Drive, Port Moody, BC Canada V3H 5H7

(3) One Crosstie Lane, Batesville, Indiana 47006

ITEM 13. Certain Relationships and Related Transactions, and Director Independence Transactions with Related Persons

As of December 31, 2018 and 2017, the Company owed an aggregate of $181,928 and $240,793, respectively, to the CEO and Director of the Company for advances to fund the Company’s operations. As at December 31, 2018 and 2017, the Company owed $36,880 and $11,880, respectively, to the CFO and Director of the Company for advances to fund the Company’s operations. The advances are unsecured, non-interest bearing and due on demand.

ITEM 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit fees	76,000	30,000
Audit related fees	-	36,500
Tax fees	-	-
All other fees	-	-
Total	76,000	66,500

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
3.1

Articles of Incorporation of the Company Inc., as amended on March 16, 2018 (incorporated by reference to our Registration Statement on Form S-1, filed on August 12, 2014 and our Form 8-K, filed on March 3, 2018)

3.2	Amended and Restated Bylaws of the Company Inc. (incorporated by reference to our current report on Form 8-K, filed on September 26, 2018)

10.1	Supply Agreement with Shenzhen Coban Electronics co., Ltd entered into on June 20, 2014 (incorporated by reference to our amended Registration Statement on Form S-1/A, filed on November 4, 2014)
10.2

Share Exchange Agreement by and among the Company, Oculus, Inc., One Media Enterprises Limited and the shareholders of One Media Enterprises Limited, dated May 8, 2017, filed herewith (incorporated by reference to our current report on Form 8-K filed on May 8, 2017)

10.3	Distribution Agreement, by and between One Media Partners Inc. and A.B. Distribution Inc., CDW, dated October 24, 2012
10.4	IP Sharing Agreement, by and between One Media Partners Inc. and Yinuo Technologies LTD, dated October 22, 2015.
10.5	Initial Termination Agreement, by and between Angelfish Investments Plc and OneLife Technologies Corp., dated December 3, 2017
10.6

AT&T Machine to Machine Wireless Communications Agreement, by and between One Media and AT&T, dated February 5, 2016 (incorporated by reference to our current report on Form 8-K, filed on December 29, 2017).

10.7

Second Amendment Machine to Machine Wireless Communications Agreement, by and between One Media and AT&T, dated August 25, 2017 (incorporated by reference to our current report on Form 8-K, filed on December 29, 2017).

10.8	Co-Brand License Agreement, by and between AT&T Intellectual Property and One Media, dated September 28, 2016 (incorporated by reference to our current report on Form 8-K, filed on December 29, 2017).
10.9	Agreement with E2 performance, dated January 31, 2018 (incorporated by reference to our current report on Form 8-K, filed on February 23, 2018)
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

Dated: April 16, 2019

/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2019

/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 16, 2019

/s/ John R. Muchnicki
John R. Muchnicki
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Dated: April 16, 2019