Form 10-K/A
period 2018-12-31
ONELIFE TECHNOLOGIES CORP
filed 2019-04-18
CIK 1615942

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of OneLife Technologies Corp. (the “Company”) on Form 10-K for the period ended December 30, 2018, filed with the Securities and Exchange Commission on April 17, 2019 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

Dated: April 18, 2019

/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 18, 2019

/s/ Robert Wagner
Robert Wagner
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 18, 2019

/s/ John R. Muchnicki
John R. Muchnicki
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Dated: April 16, 2019